Form 10-Q
period 1996-03-31
MERIDIAN POINT REALTY TRUST 83
filed 1996-05-15
CIK 703702

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                          _______________________


                                 FORM 10-Q


          [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended March 31, 1996

                                    OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _____

                        Commission File No. 0-12166

                      MERIDIAN POINT REALTY TRUST '83
 -------------------------------------------------------------------------
          (Exact name of Registrant as specified in its Charter)

                  Missouri                             94-6542723
      -------------------------------             -------------------
      (State or other jurisdiction of                (IRS Employer
       incorporation or organization)             Identification No.)

    655 Montgomery Street, Suite 800, San Francisco, California  94111
    -------------------------------------------------------------------
           (Address and zip code of principal executive offices)

    Registrant's telephone number, including area code:  (415) 393-8000

        50 California Street, Suite 1600, San Francisco, CA  94111
- - --------------------------------------------------------------------------
(Former name, address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X     No
                                                 -----     -----

Indicate the number of shares outstanding of the common stock as of the latest practicable date:

Shares of beneficial interest outstanding as of April 30, 1996:  3,031,618

___________________________________________________________________________

                      PART I:  FINANCIAL INFORMATION
___________________________________________________________________________


     ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS.

     The accompanying unaudited consolidated financial statements should be read in conjunction with the 1995 Form 10-K of the registrant (the "Company"). These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

     In the opinion of the Company's management, all material adjustments considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

                      MERIDIAN POINT REALTY TRUST '83
                        CONSOLIDATED BALANCE SHEETS
                   March 31, 1996 and December 31, 1995

- - ------------------------------------------------------------------------------------------------------------
                                                                                    1996           1995
- - ------------------------------------------------------------------------------------------------------------
Assets
Investment in Real Estate Held for Sale:
Rental Properties, Net                                                             $8,701,564    $40,276,221
Less:  Accumulated Deprecation                                                     (2,455,196)   (11,495,736)
- - ------------------------------------------------------------------------------------------------------------
                                                                                    6,246,368     28,780,485
Other Assets:
Cash and Cash Equivalents                                                           4,475,695      2,525,918
Cash Held in Escrow                                                                         0         98,363
Restricted Cash                                                                     1,231,482      1,119,831
Accounts Receivable, Net of Reserves of $216,185 and $178,146
  as of March 31, 1996 and December 31, 1995, respectively                            264,911        193,796
Notes Receivable From Affiliates                                                       77,750         84,000
Investment in Real Estate Investment Trust                                                  0         79,500
Capitalized Loan Costs, Net of Accumulated Amortization of $89,266
  and $324,324 as of March 31, 1996 and December 31, 1995, respectively                24,208         65,445
Capitalized Lease Commissions, Net of Accumulated Amortization of $28,359
  and $522.059 as of March 31, 1996 and December 31, 1995, respectively                54,775        548,856
Other Assets, Net of Accumulated Amortization of $50,663
  as of and December 31, 1995                                                         149,439        557,142
- - ------------------------------------------------------------------------------------------------------------
Total Assets                                                                      $12,524,628    $34,053,336
============================================================================================================
Liabilities and Shareholders' Equity
Liabilities:
Mortgage Notes Payable                                                             $4,711,607    $21,177,787
Less:  Unamortized Discount                                                                 0       (304,776)
- - -----------------------------------------------------------------------------------------------------------
                                                                                    4,711,607     20,873,011
Due To Affiliates                                                                      40,379         67,046
Accounts Payable                                                                       93,185        368,861
Prepaid Rent, Tenant Deposits and Other Liabilities                                   335,336        518,265
- - -----------------------------------------------------------------------------------------------------------
Total Liabilities                                                                   5,180,507     21,827,183
- - -----------------------------------------------------------------------------------------------------------
Shareholders' Equity:
Shares of Beneficial Interest -- $1.00 stated value:
  authorized - unlimited, 3,031,618 shares issued and
  outstanding as of March 31, 1996 and December 31, 1995                            3,031,618      3,031,618
Paid-in Capital                                                                    22,755,694     22,755,694
Distributions in Excess of Income                                                 (18,443,191)   (13,561,159)
- - -----------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                          7,344,121     12,226,153
- - -----------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                        $12,524,628    $34,053,336
===========================================================================================================

The accompanying notes are an integral part of these statements.

                      MERIDIAN POINT REALTY TRUST '83
                   CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Three Months Ended March 31, 1996 and 1995
                                (Unaudited)


                                                                                    1996           1995
- - -------------------------------------------------------------------------------------------------------
Revenues:
Rentals from Real Estate Investments                                          $1,081,447     $1,448,447
Interest and Other                                                                58,436         78,821
- - -------------------------------------------------------------------------------------------------------
Total Revenues                                                                 1,139,883      1,527,268
- - -------------------------------------------------------------------------------------------------------
Expenses:
Interest and Amortization of Debt Discount                                       338,121        559,195
Property Taxes                                                                   104,118        154,759
Property Operating Costs, Including Amounts Paid to Related Parties of
  $99,453 and $42,948, respectively                                              357,748        208,340
General and Administrative,7
 Including Amounts Paid to Related Parties of
  $68,034 and $89,916, respectively                                              137,353        230,666
Depreciation and Amortization                                                    274,602        358,484
- - -------------------------------------------------------------------------------------------------------
Total Expenses                                                                 1,211,942      1,511,444
- - -------------------------------------------------------------------------------------------------------
Net Income (Loss) before Gain on Disposition of Assets                           (72,059)        15,824
Gain on Disposition of Assets                                                  2,582,606              0
- - -------------------------------------------------------------------------------------------------------
Net Income                                                                    $2,510,547        $15,824
=======================================================================================================
Net Income per Common Share                                                        $0.83          $0.01
=======================================================================================================

The accompanying notes are an integral part of these statements.

                      MERIDIAN POINT REALTY TRUST '83
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the Three Months Ended March 31, 1996 and 1995
                                (Unaudited)

                                                                     1996           1995
- - ---------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net Income                                                          $2,510,547        $15,824
Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities:
    Gain on Disposition of Assets                                   (2,582,006)             0
    Depreciation                                                       240,178        322,685
    Amortization - Debt Discount                                         5,438         12,650
    Amortization - Other                                                39,785         42,803
    Rent Adjustment                                                          0         12,153
    Decrease (Increase) in Cash Held in Escrow                          98,363         (1,397)
    Increase in Restricted Cash                                       (111,652)      (111,926)
    Increase in Capitalized Lease Commissions                          (39,941)       (81,859)
    Decrease (Increase) in Accounts Receivable                         (71,115)        31,053
    Increase in Other Assets                                          (233,395)             0
    Decrease in Accounts Payable                                      (180,308)     (158,621)
    Decrease (Increase) in Payable to Affiliates                       (20,417)        76,955
    Decrease in Other Liabilities                                     (182,929)     (124,830)
- - ---------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Operating Activities                   (527,452)        35,490
- - ---------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
Improvements to Existing Real Estate                                   (48,322)      (199,265)
- - ---------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                  (48,322)      (199,265)
- - ---------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
Proceeds from Disposition of Assets                                  3,693,309              0
Closing Costs on Disposition of Assets                                 (89,460)             0
Cash Dividends Paid                                                 (1,000,434)             0
Principal Payments on Mortgage Notes                                   (77,864)      (121,775)
- - ---------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                  2,525,551       (121,775)
- - ---------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                 1,949,777       (285,550)
Cash and Cash Equivalents - Beginning of Period                      2,525,918      4,984,963
- - ---------------------------------------------------------------------------------------------
Cash and Cash Equivalents - End of Period                           $4,475,695     $4,699,413
=============================================================================================

Supplemental Disclosure of Non-Cash Transactions
  Proceeds from Disposition of Assets - Shares of Meridian
    Industrial Trust, Inc. (MIT) Common Stock                       $6,392,145             $0
  Mortgages Assumed by MIT                                          16,334,297              0
  Reduction of Investment in Real Estate for Properties Sold       (22,343,612)             0
  Reduction of Other Assets for Properties Sold                     (1,402,967)             0
  Dividend Paid in Shares of MIT Common Stock                       (6,392,145)             0

The accompanying notes are an integral part of these statements.

                      MERIDIAN POINT REALTY TRUST '83
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              March 31, 1996
                                (Unaudited)


1.   General

     Meridian Point Realty Trust '83 (the "Company") is a business trust organized under the laws of the State of California for the purpose of acquiring, operating, holding for investment and ultimately selling income-producing commercial and industrial real estate. It is the Company's intention not to invest net proceeds from sales or refinancing in additional properties and accordingly, the Company is a self-liquidating/finite life trust. The Company was formed on June 24, 1982 and commenced operations on April 12, 1983. On February 23, 1996, the Company sold all of its real estate properties except for the Charleston Business Park ("Charleston") (See Note 5). The Company's management is currently evaluating its ongoing operating strategy.

2.   Cash Equivalents

     The Company considers all investments with an original maturity of three months or less to be cash equivalents.

     Cash paid for interest was $327,322 and $545,735 for the three months ended March 31, 1996 and 1995, respectively.

3.   Rentals from Real Estate Investments.

     Certain of the Company's leases relating to its properties require lessees to pay all or a portion of real estate taxes, insurance and operating costs ("Expense Recaptures"). Expense Recaptures of $179,796 and $141,789 for the three months ended March 31, 1996 and 1995, respectively, have been included in Rentals from Real Estate Investments.

     All leases are classified as operating leases. The Company recognizes rental income on the straight-line basis over the terms of the leases. Deferred rent receivable, included in accounts receivable, represents the excess of rental revenue recognized on a straight-line basis over cash received under the applicable lease provisions

4.   Investments in Real Estate and Depreciation Methods.

     Investments in Real Estate are stated at the lower of depreciated cost or net realizable value. Net realizable value for financial reporting purposes: (i) is evaluated and identified quarterly by the Company on a property by property basis using undiscounted cashflows; (ii) is measured by comparing the Company's estimate of fair value based upon either sales comparables or the net cash expected to be generated by the property (comprised of the forecasted operations for the property based upon historical results, together with management's estimates of the property's future occupancy, lease rates and capital improvement requirements), less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property; and (iii) is not necessarily an indication of the property's current value of the amount that will be realized upon the ultimate disposition of the property. To the extent net realizable value is less than the carrying value of the property, a Provision for Decrease in Net Realizable Value is recorded in the amount by which the carrying value exceeds estimated fair value. As of December 31, 1995, the Company's Investment in Real Estate is stated net of a cumulative Provision for Decrease in Net Realizable Value of $838,000. As of March 31, 1996, the Company's Investment in Real Estate is stated at depreciated cost.

     Depreciation and Amortization have been calculated under the straight-line method, based upon the estimated useful lives of the assets. Property and property additions are depreciated over 35 years. Expenditures for maintenance, repairs and improvements which do not materially prolong the normal useful life of an asset are charged to operations as incurred. Leasing commissions and tenant improvements are amortized under the straight-line method over the term of the related lease.


5.   Disposition of Assets

     On February 23, 1996, the Company sold all of its real estate assets except Charleston to Meridian Industrial Trust, Inc. ("MIT") for $3.6 million in cash, 390,360 shares of MIT common stock, and the assumption of certain mortgage notes and other liabilities by MIT. The MIT common stock was valued at $6,392,145 (See Note 6). In addition, the Company sold all of its personal property and its $79,500 investment in common stock of Meridian Point Properties, Inc. to MIT. The details of these transactions are as follows:

                                          Mortgage
                            Selling         Notes        Property         Other         Gain or
       Property              Price         Assumed         Basis          Costs         (Loss)
- - --------------------------------------------------------------------------------------------------
Scripps                    $ 3,472,070    $ 7,965,980   $  8,254,258     $  328,805     $2,854,987
Golden Cove                  1,814,467      3,195,467      3,364,489         39,278      1,606,167
Airport #14                    996,870        813,290      2,129,470        196,496       (515,806)
North Irvine                   995,329      2,080,234      2,435,232        136,489        503,842
El Dorado                      849,252      1,310,809      2,060,263        117,905        (18,107)
Airport #17                    782,313              0      1,972,250        129,636     (1,319,573)
Airport #16A                   528,714        648,906        910,384        224,213         43,023
Airport #3                     384,071              0        760,232         81,775       (457,936)
Airport #16B                   169,059        319,611        457,034        148,370       (116,734)
                        --------------------------------------------------------------------------
                             9,992,145     16,334,297     22,343,612      1,402,967      2,579,863
Personal Property
  and Investments               93,309              0         90,566              0          2,743
                        --------------------------------------------------------------------------
    Total                  $10,085,454    $16,334,297    $22,434,178     $1,402,967     $2,582,606
                        ==========================================================================

     In addition to the costs shown above, the Company paid $89,460 in closing costs related to the sale of the real estate assets.

     If the sale of the property and investments had occurred on January 1, 1995, the employee leasing agreement with Meridian Point Properties, Inc. had been terminated and replaced with the management agreement with E & L Associates, Inc., the Company's pro forma results of operations for the three months ended March 31, 1996 and 1995 would have been (in thousands except per share amounts):

                                       1996           1995
                                   ----------------------------
          Revenues                     $345           $398
          Expenses                     (378)          (474)
                                   ----------------------------
          Net Loss                    ($ 33)         ($ 76)
                                   ============================

          Net Loss per Share         ($0.01)        ($0.03)
                                   ============================

6.   Earnings Per Share.

     Earnings per share of beneficial interest is determined by dividing net income by the weighted average number of shares of beneficial interest outstanding during the period. Weighted average number of shares outstanding was 3,031,618 for the three months ended March 31, 1996 and 1995, respectively. No distributions were made during the three months ended March 31, 1995. During the three months ended March 31, 1996, the Company distributed cash of $1,000,434, or $0.33 per share of beneficial interest, and all of the 390,360 shares of Meridian Industrial Trust, Inc. ("MIT") common stock (or 0.1287 of a share of MIT common stock per share of beneficial ownership in the Company) to stockholders of record at the close of business on March 12, 1996.

7.   Mortgage Notes Payable.

     The mortgage note securing Charleston has an outstanding principal balance of $4,711,607 at March 31, 1996. This loan has a maturity date of March 1, 1999 and calls for monthly principal and interest payments based on an interest rate of 8.75% per annum and a twenty-year amortization schedule. In addition, the Company has made monthly payments of $35,000 to an escrow account which will be available to fund the cost of remediation, if any (see Note 9). Any funds remaining will be applied to the mortgage loan as a principal paydown upon the maturity of the loan. As of March 31, 1996, the escrow account has a balance of $1,231,482.

8.   Income Taxes

     The Company intends to qualify and be treated as a real estate investment trust under Section 856-860 of the Internal Revenue Code for the year ending December 31, 1996. Consequently, no provision for federal income tax has been made in the accompanying Statements of Operations.

9.   Commitments and Contingencies.

     The San Francisco Bay Region of the California Regional Water Quality Control Board (the "RWQCB") has requested that the Company investigate and characterize soil and groundwater contamination at Charleston. In response to that request, the Company engaged an environmental engineering firm which discovered the presence of trichloroethylene and other solvent chemicals in the groundwater below Charleston. Based on the preliminary report of this environmental firm, it appears that such contamination is the result of contamination generated by (i) one or more sources located at properties adjacent to Charleston, and (ii) a former tenant at Charleston. The exact location of the off-site sources has not yet been determined. During 1993, a further investigation of the on-site contamination was conducted by the environmental engineering firm and a firm of environmental health and safety specialists. The information gathered suggests that the on-site groundwater contamination resulted from an incident which occurred sometime before 1986 and may have migrated off-site. It has not been determined whether the contamination occurred before or after the Company acquired Charleston in 1983. The Company has requested that the RWQCB pursue the responsible parties for the remediation costs. The RWQCB has not yet responded to the Company's request. Charleston has not been classified as a superfund site by the Environmental Protection Agency.

     The RWQCB has taken jurisdiction as the "lead agency" with regard to the environmental conditions at Charleston. Generally, the RWQCB approaches remediation of such sites by designating "potentially responsible parties" in two categories: (i) primarily responsible parties that are jointly and severally obligated to perform and pay for all of the necessary remedial or clean up work, and (ii) secondarily responsible parties that are jointly and severally obligated to perform and pay for the remedial work only if the primarily responsible parties have failed or refused to comply with the agency's orders. Parties that have directly caused environmental contamination are generally included in the class of primarily responsible parties while landowners and property occupants that have not directly caused the contamination are generally included in the category of secondarily responsible parties. The Company believes there are multiple parties that will be identified as primarily and secondarily liable parties with respect to the contamination at Charleston.

     The Company owns Charleston but never conducted operations there that contributed to soil and groundwater conditions. Based on this fact and other facts that are currently known, the Company believes the most likely scenario, once the RWQCB takes action, is that the Company: (i) will be named as a secondarily responsible party with respect to the contamination that originated on Charleston, and (ii) should not be named as a potentially responsible party with respect to contamination that migrated onto Charleston from offsite origins. Accordingly, management believes that, under current RWQCB policies, only if all the primarily responsible parties fail or refuse to comply with the agency's orders will the Company be required to take any remedial action with respect to contamination that originated on Charleston. However, there is always a risk that the Company might be named as a secondarily responsible party for all the soil and groundwater conditions at the site, particularly if it becomes impossible to distinguish between contamination that originated at Charleston and contamination that migrated onto Charleston. There is also a risk that enforcement policies may change, in which case the Company and all other parties involved could be named as jointly and severally liable parties with no distinction between primary and secondary liability. If the Company were ordered to remediate the property under those circumstances, however, it would have statutory and common law rights to contribution and indemnity for the remediation costs against the parties that actually caused the contamination.

     Based on very preliminary investigation and on current policies of the RWQCB, the estimated present value of the ultimate amount of remedial costs and other losses associated with all of the soil and groundwater conditions in the vicinity of Charleston ranges from $1 million to $5.4 million. It should be noted, however, (i) that under current RWQCB policies, the RWQCB would seek to charge those parties that actually contributed to the contamination with the entire remediation cost before seeking to charge the Company or any other non-contributing party; (ii) that the range of remediation costs takes into account the possibility that more than one type of treatment method might be acceptable to the RWQCB; (iii) that there is a high degree of uncertainty associated with remedial cost estimates at this relatively early stage of the environmental investigation; and (iv) that due to the relatively limited soil and groundwater data available at this early investigative stage, it is not feasible to provide a more precise estimate of these costs. In addition, there are uncertainties generated by: (i) the lack of information concerning the identity and financial condition of the potentially responsible parties who would be expected to be charged with the entire cost of remediation and (ii) the possibility of changes in regulatory enforcement policies. As a result, it is not feasible at this time to estimate either the Company's risk of actually incurring any remedial costs or the amount of those costs that the Company might actually incur.

     Therefore, the Company is not presently able to reasonably estimate the amount or range of remediation costs, if any, or the amount or range of further costs that may be required to be expended by it to resolve this matter. Accordingly, the accompanying consolidated financial statements do not reflect any adjustments for this matter. The Company has retained legal counsel to assist in determining its legal obligations with respect to remediating the contamination and in determining its legal right vis-a-vis the party or parties directly responsible for the contamination.

     In March 1994 the mortgage note secured by Charleston was restructured providing for, among other things, a maturity date of March 1, 1999. In connection with the restructuring, the Company will make monthly payments of $35,000 to a restricted cash account through December 1995. From December 1995 until the maturity of the loan, the Company will make monthly payments to the restricted cash account equal to ninety percent (90%) of the property's net cash flow. The escrow account will be available to fund the cost of remediation, if any. Any funds remaining will be applied to the mortgage loan as a principal paydown upon the maturity of the loan. Prior to the restructuring of the loan, the Company had been making deposits to the restricted cash account equal to the net cash flow of the property. As part of the restructuring, the Company made a cash disbursement totaling $209,829 to cover closing costs and a required cash deposit into the restricted cash account. As of March 31, 1996, the restricted cash account has a balance of $1,231,482.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company was formed and currently operates as a self-liquidating, finite-life REIT. The following discussion should be read in conjunction with the Company's Consolidated Balance Sheets and Consolidated Statements of Operations, Shareholders' Equity, and Cash Flows and the notes thereto included on pages 2 through 10 of this report. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases referred to in this section either: (a) describe accounting terms that are used as line items in such financial statements, or (b) have the meanings ascribed to them in such financial statements and the notes thereto.

     Before February 23, 1996, the Company's principal asset and source of revenue was its portfolio of ten industrial and commercial properties. On February 23, 1996, the Company: (1) sold nine of the ten properties in its portfolio to MIT for $3.6 million in cash, 390,360 shares of MIT common stock, and the assumption of certain mortgage notes and other liabilities by MIT; (2) announced a dividend which was paid March 22, 1996 of approximately $1 million in cash (or $0.33 per share of beneficial interest in the Company) and all of the 390,360 shares of MIT common stock (or
0.1287 of a share of MIT common stock per share of beneficial interest in the Company) to stockholders of record at the close of business on March 12, 1996; and (3) appointed E & L Associates, Inc. to provide property management and certain other administrative services to the Company, effective February 24, 1996.

     The Company's future sources of liquidity will be significantly influenced by the operations at Charleston, the Company's only remaining real estate investment. Leases covering approximately 90% of the space at Charleston will expire over the next 24 months. There can be no assurances that the current tenants will renew of that they will not renew on less favorable terms. Furthermore, the mortgage loan agreement requires that 90% of Charleston's cash flow be escrowed into a restricted cash account to fund future retenanting costs and/or any environmental remediation work (see Note 9 to the Company's financial statements). Finally, before the property can be sold, management must first quantify the cost to remediate the ground water contamination situation at Charleston. Accordingly, the Company's future cash flow and results of operations remain uncertain in light of the above operating challenges at Charleston.

Liquidity and Capital Resources
- - -------------------------------
     The Company's liquidity and capital resources have been dramatically changed as a result of the February 23, 1996 asset sale. The Company's primary source of near-term liquidity is its unrestricted cash which, at March 31, 1996, totaled $4,475,695. Secondary sources of liquidity include cash flow from Charleston, 90% of which is required to be escrowed, and net proceeds from the eventual sale of Charleston. Given the environmental situation at Charleston, management believes it is unlikely the property could be refinanced at interest rates or terms more favorable than those in the existing first mortgage loan (which loan bears an annual fixed interest rate of 8.75% and matures on March 1, 1999). Furthermore, management believes the relatively low total capitalization of the Company makes it remote that it could sell either debt or equity securities in the public markets.

     The Company's principal application of its resources are: (a) property operating costs, property taxes, general and administrative expenses, interest expense and legal costs; (b) environmental remediation, tenant leasing and capital improvements at Charleston, (c) principal payments on the Charleston mortgage note, (d) the escrowing of 90% of the cash flow from Charleston as required under its mortgage loan agreements, and (e) dividends.

     During the three months ended March 31, 1996, Funds from Operations were insufficient to fully meet the cash needs of the Company. The Company anticipates this trend to continue which would result in further declines in its unrestricted cash of approximately $4.5 million at March 31, 1996.

     Management is actively preparing the Charleston property for sale. At the present time, however, there are no commitments for capital improvements to the property and there can be no assurances that the Company will be able to find a qualified buyer for the property.

     Capital expenditures for the three months ended March 31, 1996 and 1995 were $48,322 and $199,265, respectively.

     The Company paid a cash dividend of $0.33 and 0.1287 of a share of MIT common stock per share of beneficial interest.

Material Changes in Results of Operations
- - -----------------------------------------
     Rentals from Real Estate Investments totaled $1,081,447 and $1,448,447 for the three months ended March 31, 1996 and 1995, respectively. The 1996 rentals were less than 1995 because of the sale of nine of the Company's ten properties in its real estate portfolio on February 23, 1996. In the three months ended March 31, 1996, rentals from Charleston were $297,116 which approximates the rental income to be expected in future quarters.

     Interest and other revenues declined by $20,385 to $58,436 in the three months ended March 31, 1996 because of decreases in the Company's average cash balances available for investment.

     Property taxes and depreciation and amortization also declined from period to period because of the February 23, 1996 property sale. However, property operating costs increased in 1996 because of the write-off of uncollectible receivables and legal and professional fees related to the Charleston environmental situation. See Note 5 to the consolidated financial statements for pro forma results of operations from the ongoing operations.

     General and administrative expense was $137,353 and $230,666 in the three months ended March 31, 1996 and 1995, respectively. The decline resulted from the lower level of allocated expense following the termination of the MPP Employee Leasing Agreement and the payment of $38,865 of state income taxes in 1995. No comparable amounts were payable in 1996.


__________________________________________________________________________

                        PART II:  OTHER INFORMATION
__________________________________________________________________________

ITEM 1.   LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or to which any of the assets of the Company is subject.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:   None.

(b) Reports on Form 8-K. The following Form 8-K was filed during the quarter ended March 31, 1996:

     Current Report on Form 8-K under Item 2 - Acquisition or Disposition of Assets, dated February 23, 1996, concerning the Company's sale of nine properties to Meridian Industrial Trust, Inc., the month-to-month management agreement with E & L Associates, Inc., and the distribution of $0.33 and 0.1287 of a share of MIT common stock per share of beneficial ownership.

                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        REGISTRANT

                                        MERIDIAN POINT REALTY TRUST '83

Date: May 14, 1996                      By:  /s/ Lorraine O. Legg
                                           ----------------------
                                           Lorraine O. Legg, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


Date: May 14, 1996                      By:  /s/ John E. Castello
                                           ----------------------
                                           John E. Castello,
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                            Accounting Officer)