Form 10-Q
period 1996-06-30
MERIDIAN POINT REALTY TRUST 83
filed 1996-08-14
CIK 703702

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                          _______________________


                                 FORM 10-Q


          [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended:  June 30, 1996

                                    OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File No. 0-12166

                      MERIDIAN POINT REALTY TRUST '83
 -------------------------------------------------------------------------
          (Exact name of Registrant as specified in its Charter)

                 California                            94-6542723
      -------------------------------             -------------------
      (State or other jurisdiction of                (IRS Employer
       incorporation or organization)             Identification No.)

    655 Montgomery Street, Suite 800, San Francisco, California  94111
    -------------------------------------------------------------------
           (Address and zip code of principal executive offices)

    Registrant's telephone number, including area code:  (415) 981-4900

                                   NONE
- - --------------------------------------------------------------------------
(Former name, address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  X     No
                                                      -----     -----

Indicate the number of shares outstanding of the common stock as of the latest practicable date:

Shares of beneficial interest outstanding as of August 1, 1996:  3,031,618

___________________________________________________________________________

                      PART I:  FINANCIAL INFORMATION
___________________________________________________________________________


ITEM 1:   CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying unaudited consolidated financial statements should be read in conjunction with the 1995 Form 10-K of the registrant (the "Company"). These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

     In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

                      MERIDIAN POINT REALTY TRUST '83
                        CONSOLIDATED BALANCE SHEETS
                    June 30, 1996 and December 31, 1995
                                (Unaudited)

                                                                 1996           1995
- - -----------------------------------------------------------------------------------------
Assets
Investment in Real Estate Held for Sale:
Rental Properties, Net                                         $ 8,701,564    $40,276,221
Less:   Accumulated Depreciation                                (2,515,563)   (11,495,736)
- - -----------------------------------------------------------------------------------------
                                                                 6,186,001     28,780,485
Other Assets:
Cash and Cash Equivalents                                        4,302,530      2,525,918
Cash Held in Escrow                                                     --         98,363
Restricted Cash                                                  1,346,942      1,119,831
Accounts Receivable, Net of Reserves of $216,185 and
$178,146
 as of June 30, 1996 and December 31, 1995, respectively           165,835        193,796
Notes Receivable From Affiliates                                    77,750         84,000
Investment in Real Estate Investment Trust                              --         79,500
Capitalized Loan Costs, Net of Accumulated Amortization of
 $91,341 and 324,324 as of June 30, 1996 and
 December 31, 1995, respectively                                    22,133         65,445
Capitalized Lease Commissions, Net of Accumulated
Amortization
 of $35,282 and $522,059 as of June 30, 1996 and
 December 31, 1995, respectively                                    49,796        548,856
Other Assets, Net of Accumulated Amortization of
 $50,663 as of December 31, 1995                                   116,561        557,142
- - -----------------------------------------------------------------------------------------
Total Assets                                                   $12,267,548    $34,053,336
=========================================================================================

Liabilities and Shareholders' Equity
Liabilities:
Mortgage Notes Payable                                        $  4,684,057    $21,177,787
Less Unamortized Discount                                               --       (304,776)
- - -----------------------------------------------------------------------------------------
                                                                 4,684,057     20,873,011
Due to Affiliates                                                   40,078         67,046
Accounts Payable                                                    21,472        368,861
Prepaid Rent, Tenant Deposits and Other Liabilities                220,903        518,265
- - -----------------------------------------------------------------------------------------
Total Liabilities                                                4,966,510     21,827,183
- - -----------------------------------------------------------------------------------------

Shareholders' Equity:
Shares of Beneficial Interest - $1.00 stated value:
 Authorized - Unlimited; 3,031,618 shares issued and
 outstanding as of June 30, 1996 and December 31, 1995           3,031,618      3,031,618
Paid-in Capital                                                 22,755,694     22,755,694
Distributions in Excess of Income                              (18,486,274)   (13,561,159)
- - -----------------------------------------------------------------------------------------
Total Shareholders' Equity                                       7,301,038     12,226,153
- - -----------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                     $12,267,548    $34,053,336
=========================================================================================

     The accompanying notes are an integral part of these statements.

                      MERIDIAN POINT REALTY TRUST '83
                   CONSOLIDATED STATEMENTS OF OPERATIONS
         For the Three and Six Months Ended June 30, 1996 and 1995
                                (Unaudited)

                                                    Three Months Ended             Six Months Ended
                                                         June 30,                      June 30,
                                                   1996           1995           1996           1995
- - ---------------------------------------------------------------------------------------------------------
Revenues:
Rentals from Real Estate Investments                $310,251     $1,477,022     $1,391,698     $2,925,469
Interest and Other                                    68,262         70,768        126,698        149,589
- - ---------------------------------------------------------------------------------------------------------
Total Revenues                                       378,513      1,547,790      1,518,396      3,075,058
- - ---------------------------------------------------------------------------------------------------------
Expenses:
Interest and Amortization of Debt Discount           104,941        596,089        443,062      1,155,284
Property Taxes                                        25,002        143,675        129,120        298,434
Property Operating Costs, Including
 Amounts Paid to Related Parties of
 $33,333, $54,784, $132,786 and
 $97,732, respectively                               103,408        347,861        461,156        556,201
General and Administrative, Including
 Amounts Paid to Related Parties of
 $24,171, $114,886, $92,235 and
 $204,802, respectively                              120,955        189,010        258,308        419,676
Expenses from Terminated Stock Purchase                   --        363,133             --        363,133
Depreciation and Amortization                         67,290        360,980        341,892        719,464
- - ---------------------------------------------------------------------------------------------------------
Total Expenses                                       421,596      2,000,748      1,633,538      3,512,192
- - ---------------------------------------------------------------------------------------------------------

Net Loss before Gain
 on Disposition of Assets                            (43,083)      (452,958)      (115,142)      (437,134)
Gain on Disposition of Assets                             --             --      2,582,606             --
- - ---------------------------------------------------------------------------------------------------------

Net Income (Loss)                                   ($43,083)     ($452,958)    $2,467,464      ($437,134)
=========================================================================================================

Net Income (Loss) per Common Share                    ($0.02)        ($0.15)         $0.81         ($0.14)
=========================================================================================================

     The accompanying notes are an integral part of these statements.

                      MERIDIAN POINT REALTY TRUST '83
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Six Months Ended June 30, 1996 and 1995
                                (Unaudited)


                                                                      1996             1995
- - -------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net Income (Loss)                                                     $2,467,464        ($437,134)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Provided by Operating Activities:
  Gain on Disposition of Assets                                       (2,582,606)              --
  Depreciation                                                           300,545          645,858
  Amortization - Debt Discount                                             5,438           72,814
  Amortization - Other                                                    48,783           87,614
  Rent Adjustment                                                             --           35,457
  Decrease (Increase) in Cash Held in Escrow                              98,363           (2,830)
  Increase in Restricted Cash                                           (227,111)        (223,815)
  Decrease in Accounts Receivable                                         27,961          117,250
  Decrease (Increase) in Other Assets                                   (199,919)         107,300
  Decrease (Increase) in Due to Affiliates                               (20,718)          19,524
  Decrease in Accounts Payable                                          (252,021)         (76,020)
  Decrease in Other Liabilities                                         (297,362)         (68,657)
- - -------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Operating Activities                     (631,183)         277,361
- - -------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
Improvements to Existing Real Estate                                     (48,322)        (288,156)
Increase in Capitalized Lease Commissions                                (41,885)        (163,428)
Investment in Real Estate Investment Trust                                    --          (79,500)
- - -------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                    (90,207)        (531,084)
- - -------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Proceeds from Disposition of Assets                                    3,693,309               --
Closing Costs on Disposition of Assets                                   (89,460)              --
Principal Payments on Mortgage Notes                                    (105,413)      (1,594,743)
Cash Dividends Paid                                                   (1,000,434)              --
- - -------------------------------------------------------------------------------------------------
Net Cash Provided By (Used in) Financing Activities                    2,498,002       (1,594,743)
- - -------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                   1,776,612       (1,848,466)
Cash and Cash Equivalents - Beginning of Period                        2,525,918        4,984,963
- - -------------------------------------------------------------------------------------------------

Cash and Cash Equivalents - End of Period                             $4,203,530       $3,136,497
=================================================================================================

Supplemental Disclosure of Non-Cash Transactions
  Proceeds from Disposition of Assets - Shares of Meridian
      Industrial Trust, Inc. (MIT) Common Stock                     $  6,392,145           $   --
  Mortgages Assumed by MIT                                            16,334,297               --
  Reduction of Investment in Real Estate for Properties Sold         (22,343,612)              --
  Reduction of Other Assets for Properties Sold                       (1,402,967)              --
  Dividend Paid in Shares of MIT Common Stock                         (6,392,145)              --

     The accompanying notes are an integral part of these statements.

                      MERIDIAN POINT REALTY TRUST '83
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 1996
                                (Unaudited)


1.   General.

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

2.   Cash Equivalents.

     The Company considers all investments with an original maturity of three months or less to be cash equivalents.

     Cash paid for interest was $102,866 and $692,103 for the three months ended June 30, 1996 and 1995, respectively. Cash paid for interest of $430,188 and $1,060,694 for the six months ended June 30, 1996 and 1995, respectively.

3.   Rentals from Real Estate Investments.

     Certain of the Company's leases relating to its properties require lessees to pay all or a portion of real estate taxes, insurance and operating costs ("Expense Recaptures"). Expense Recaptures of $60,923 and $189,006 for the three months ended June 30, 1996 and 1995, respectively, have been included in Rentals from Real Estate Investments. For the six months ended June 30, 1996 and 1995, Expense Recaptures of $240,719 and $330,795, respectively, have been included in Rentals from Real Estate Investments.

     All leases are classified as operating leases. The Company recognizes rental income on the straight-line basis over the terms of the leases. Deferred rent receivable, included in accounts receivable, represents the excess of rental revenue recognized on a straight-line basis over cash received under the applicable lease provisions.

4.   Investments in Real Estate and Depreciation Methods.

     Investments in Real Estate are stated at the lower of depreciated cost or net realizable value. Net realizable value for financial reporting purposes: (i) is evaluated and identified quarterly by the Company on a property by property basis using undiscounted cashflows; (ii) is measured by comparing the Company's estimate of fair value based upon either sales comparables or the net cash expected to be generated by the property (comprised of the forecasted operations for the property based upon historical results, together with management's estimates of the property's future occupancy, lease rates and capital improvement requirements), less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property; and (iii) is not necessarily an indication of the property's current value of the amount that will be realized upon the ultimate disposition of the property. To the extent net realizable value is less than the carrying value of the property, a Provision for Decrease in Net Realizable Value is recorded in the amount by which the carrying value exceeds estimated fair value. As of December 31, 1995, the Company's Investment in Real Estate is stated net of a cumulative Provision for Decrease in Net Realizable Value of $838,000. As of June 30, 1996, the Company's Investment in Real Estate is stated at depreciated cost.

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


5.   Disposition of Assets.

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

                                     Mortgage
                       Selling         Notes        Property         Other         Gain or
     Property           Price         Assumed         Basis          Costs         (Loss)
- - ---------------------------------------------------------------------------------------------
Scripps               $ 3,472,070    $ 7,965,980    $ 8,254,258     $  328,805     $2,854,987
Golden Cove             1,814,467      3,195,467      3,364,489         39,278      1,606,167
Airport #14               996,870        813,290      2,129,470        196,496       (515,806)
North Irvine              995,329      2,080,234      2,435,232        136,489        503,842
El Dorado                 849,252      1,310,809      2,060,263        117,905        (18,107)
Airport #17               782,313              0      1,972,250        129,636     (1,319,573)
Airport #16A              528,714        648,906        910,384        224,213         43,023
Airport #3                384,071              0        760,232         81,775       (457,936)
Airport #16B              169,059        319,611        457,034        148,370       (116,734)
                    -------------------------------------------------------------------------
                        9,992,145     16,334,297     22,343,612      1,402,967      2,579,863
Personal Property
  and Investments          93,309             --         90,566             --          2,743
                    -------------------------------------------------------------------------
    Total             $10,085,454    $16,334,297    $22,434,178     $1,402,967     $2,582,606
                    =========================================================================

     In addition to the costs shown above, the Company paid $89,460 in closing costs related to the sale of the real estate assets.

     If the sale of the properties and investments had occurred on January 1, 1995, the employee leasing agreement with Meridian Point Properties, Inc. had been terminated and replaced with the management agreement with E & L Associates, Inc., the Company's pro forma results of operations for the six months ended June 30, 1996 and 1995 would have been:

                                            1996           1995
                                        ----------------------------
          Revenues                         $761,856       $787,691
          Expenses                          706,545        713,706
                                        ----------------------------
          Net Income                       $ 55,311       $ 73,985
                                        ----------------------------

          Net Income per Share                $0.02          $0.02
                                        ============================

6.   Earnings Per Share.

     Earnings per share of beneficial interest is determined by dividing net income by the weighted average number of shares of beneficial interest outstanding during the period. Weighted average number of shares outstanding was 3,031,618 for the six months ended June 30, 1996 and 1995, respectively. No distributions were made during the six months ended June 30, 1995. During the six months ended June 30, 1996, the Company distributed cash of $1,000,434, or $0.33 per share of beneficial interest, and all of the 390,360 shares of Meridian Industrial Trust, Inc. ("MIT") common stock (or 0.1287 of a share of MIT common stock per share of beneficial ownership in the Company) to stockholders of record at the close of business on March 12, 1996.

7.   Mortgage Notes Payable.

     The mortgage note securing Charleston has an outstanding principal balance of $4,684,057 at June 30, 1996. This loan has a maturity date of March 1, 1999 and calls for monthly principal and interest payments based on an interest rate of 8.75% per annum and a twenty-year amortization schedule. In addition, the Company has made monthly payments of $35,000 to an escrow account which will be available to fund the cost of remediation, if any (see Note 10). Any funds remaining will be applied to the mortgage loan as a principal paydown upon the maturity of the loan. As of June 30, 1996, the escrow account has a balance of $1,346,942.

8.   Income Taxes.

     The Company intends to qualify and be treated as a real estate investment trust under Section 856-860 of the Internal Revenue Code for the year ending December 31, 1996. As such, the Company should be allowed a deduction for dividends paid to shareholders if the Company satisfies certain income, asset and distribution requirements. Accordingly, no provision for federal income taxes has been made in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 1996 and 1995.

9.   Management Agreement.

     Effective February 24, 1996, the Company appointed E & L Associates, Inc. to provide property management and certain other administrative services to the Company. The management agreement is on a month-to-month basis and requires monthly management fee payments of $8,333.33. Effective July 1, 1996 the monthly management fee payment is $10,000.

10.  Commitments and Contingencies.

     In the late 1980s, the San Francisco Bay Region of the California Regional Water Quality Control Board (the "RWQCB") requested that the Company investigate and characterize soil and groundwater contamination at Charleston. In response to that request, the Company engaged an environmental engineering firm which discovered the presence of trichloroethylene and other solvent chemicals in the groundwater below Charleston. Based on the preliminary reports of this environmental firm, it appears that such contamination is the result of contamination generated by (i) one or more sources located at properties adjacent to Charleston, and possibly, (ii) a former tenant at Charleston. The exact locations of the off-site sources have not yet been determined. During 1993, a further investigation of the on-site contamination was conducted by the environmental engineering firm and a firm of environmental health and safety specialists. The information gathered suggests that the on-site groundwater contamination resulted from an incident which occurred sometime before 1986. It has not been determined whether the contamination occurred before or after the Company acquired Charleston in 1983, or that contamination has migrated off-site. The Company has requested that the RWQCB pursue the responsible parties for the remediation costs. The RWQCB has not yet responded to the Company's request. Charleston has not been classified as a superfund site by the Environmental Protection Agency.

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

     The Company owns Charleston but never conducted operations there that contributed to soil and groundwater conditions. Based on this fact and other facts that are currently known, the Company believes the most likely scenario, if the RWQCB takes action against the Company, is that the
Company: (i) will be named as a secondarily responsible party with respect to the contamination that originated on Charleston, and (ii) should not be named as a potentially responsible party with respect to contamination that migrated onto Charleston from offsite origins. Accordingly, management believes that, under current RWQCB policies, only if all the primarily responsible parties fail or refuse to comply with the agency's orders will the Company be required to take any remedial action with respect to contamination that originated on Charleston. However, there is always a risk that the Company might be named as a secondarily responsible party for all the soil and groundwater conditions at the site, particularly if it becomes impossible to distinguish between contamination that originated at Charleston and contamination that migrated onto Charleston. There is also a risk that enforcement policies may change, in which case the Company and all other parties involved could be named as jointly and severally liable parties with no distinction between primary and secondary liability. If the Company were ordered to remediate the property under those circumstances, however, it would have statutory and common law rights to contribution and indemnity for the remediation costs against the parties that actually caused the contamination.

     The Company is not presently able to reasonably estimate the amount or range of remediation costs, if any, or the amount or range of further costs that may be required to be expended by it to resolve this matter because of the uncertainty associated with the current limited information about the extent and sources of the contamination, the types of remedial work that may be required, and the relative liabilities of the multiple responsible parties under regulatory enforcement policies. Accordingly, the accompanying consolidated financial statements do not reflect any adjustments for this matter. The Company has retained legal counsel to assist in determining its legal obligations with respect to remediating the contamination and in determining its legal right vis-a-vis the party or parties directly responsible for the contamination.

     In March 1994 the mortgage note secured by Charleston was restructured providing for, among other things, a maturity date of March 1, 1999. In connection with the restructuring, the Company made monthly payments of $35,000 to a restricted cash account through December 1995. From December 1995 until the maturity of the loan, the Company will make monthly payments to the restricted cash account equal to ninety percent (90%) of the property's net cash flow. The escrow account will be available to fund the cost of remediation, if any. Any funds remaining will be applied to the mortgage loan as a principal paydown upon the maturity of the loan. Prior to the restructuring of the loan, the Company had been making deposits to the restricted cash account equal to the net cash flow of the property. As part of the restructuring, the Company made a cash disbursement totaling $209,829 to cover closing costs and a required cash deposit into the restricted cash account. As of June 30, 1996, the restricted cash account has a balance of $1,346,942.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company was formed and currently operates as a self-liquidating, finite-life REIT. The following discussion should be read in conjunction with the Company's Consolidated Balance Sheets and Consolidated Statements of Operations and Cash Flows and the notes thereto included in this report. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases referred to in this section either: (a) describe accounting terms that are used as line items in such financial statements, or (b) have the meanings ascribed to them in such financial statements and the notes thereto.

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

     The Company's future sources of liquidity will be significantly influenced by the operations at Charleston, the Company's only remaining real estate investment. Leases covering approximately 90% of the space at Charleston will expire over the next 24 months. There can be no assurances that the current tenants will renew or that they will not renew on less favorable terms. Furthermore, the mortgage loan agreement requires that 90% of Charleston's cash flow be escrowed into a restricted cash account to fund future retenanting costs and/or any environmental remediation work (see Note 9 to the Company's financial statements). Finally, before the property can be sold, management must first quantify the cost to remediate the ground water contamination situation at Charleston. Accordingly, the Company's future cash flow and results of operations remain uncertain in light of the above operating challenges at Charleston.

Liquidity and Capital Resources
- - -------------------------------

     The Company's liquidity and capital resources have been dramatically changed as a result of the February 23, 1996 asset sale. The Company's primary source of near-term liquidity is its unrestricted cash which, at June 30, 1996, totaled $4,302,530. Secondary sources of liquidity include cash flow from Charleston, 90% of which is required to be escrowed, and net proceeds from the eventual sale of Charleston. Given the environmental situation at Charleston, management believes it is unlikely the property could be refinanced at interest rates or terms more favorable than those in the existing first mortgage loan (which loan bears an annual fixed interest rate of 8.75% and matures on March 1, 1999). Furthermore, management believes the relatively low total capitalization of the Company makes it remote that it could sell either debt or equity securities in the public markets.

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

     During the six months ended June 30, 1996, funds used in operating activities totaled $631,183 and were insufficient to fully meet the cash needs of the Company. However, the quarter ended June 30, 1996 better reflects the future cash needs of the Company. In that quarter funds used in operations totaled $103,731. The Company anticipates this trend to continue which would result in further declines in its unrestricted cash of approximately $4.3 million at June 30, 1996.

     Management is actively preparing the Charleston property for sale. On June 27, 1996, the Company announced that it has entered into an exclusive listing agreement for the sale of the property. It is expected that the property will be offered for sale at $13,000,000. There can be no assurances that the Company will be able to find a qualified buyer for the property.

     Capital expenditures for the six months ended June 30, 1996 and 1995 were $48,322 and $288,156, respectively. At the present time, however, there are no commitments for capital improvements to the property.

     The Company paid a cash dividend of $0.33 and 0.1287 of a share of MIT common stock per share of beneficial interest.

Material Changes in Results of Operations
- - -----------------------------------------

     Rentals from Real Estate Investments totaled $1,391,698 and $2,925,469 for the six months ended June 30, 1996 and 1995, respectively. The 1996 rentals were less than 1995 because of the sale of nine of the Company's ten properties in its real estate portfolio on February 23, 1996. In the six months ended June 30, 1996, rentals from Charleston were $639,485 which approximates the rental income to be expected in future quarters until such time as the property is sold.

     Interest and other revenues declined by $22,891 to $126,698 in the six months ended June 30, 1996 because of decreases in the Company's average cash balances available for investment.

     Property taxes and depreciation and amortization also declined from period to period because of the February 23, 1996 property sale. Property operating costs decreased in 1996. However, the decrease was not in proportion to the decrease in rental income because of the write-off of uncollectible receivables and legal and professional fees related to the Charleston environmental situation and the fact that all of the management fee paid to E & L Associates is included in property operating costs whereas only a portion of the fees paid to MPP were previously included in this category. See Note 5 to the consolidated financial statements for pro forma results of operations from the ongoing operations.

     General and administrative expense was $258,308 and $419,676 in the six months ended June 30, 1996 and 1995, respectively. The decline resulted from the lower level of allocated expense following the termination of the MPP Employee Leasing Agreement.

___________________________________________________________________________

                        PART II:  OTHER INFORMATION
___________________________________________________________________________

ITEM 1.   LEGAL PROCEEDINGS.

     There are no material pending legal proceedings to which the Company is a party or to which any of the assets of the Company is subject.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:   None.

(b) Reports on Form 8-K. The following Form 8-K was filed during the quarter ended June 30, 1996:

     Current Report on Form 8-K under Item 5 - Other Events, dated June 27, 1996, concerning the Company's announcement that it has entered into an exclusive listing agreement for the sale of the Trust's last remaining real estate asset, the Charleston Business Park.




                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        REGISTRANT

                                        MERIDIAN POINT REALTY TRUST '83

Date: August 12, 1996                   By:  /s/ Lorraine O. Legg
                                           ----------------------
                                           Lorraine O. Legg,
                                           President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


Date: August 12, 1996                   By:  /s/ John E. Castello
                                           ----------------------
                                           John E. Castello,
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                            Accounting Officer)