Form 10-Q
period 1996-09-30
MERIDIAN POINT REALTY TRUST 83
filed 1996-11-14
CIK 703702

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                           ------------------------


                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarter period ended:  SEPTEMBER 30, 1996

                                      OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission File No.  0-12166

                        MERIDIAN POINT REALTY TRUST '83
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         CALIFORNIA                                         94-6542723
     ---------------------                         -----------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. Number)
incorporation or organization)

      655 MONTGOMERY STREET, SUITE 800, SAN FRANCISCO, CALIFORNIA  94111
--------------------------------------------------------------------------------
             (Address and zip code of principal executive offices)


     Registrant's telephone number, including area code:    (415) 981-4900


                                     NONE
--------------------------------------------------------------------------------
  (Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X             No
                                ------             ------

Indicate the number of shares outstanding of the common stock as of the latest practicable date:

 SHARES OF BENEFICIAL INTEREST OUTSTANDING AS OF NOVEMBER 1, 1996:  3,031,618

--------------------------------------------------------------------------------
                         PART 1:  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

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

          In the opinion of the Company's management, all material adjustments of a normal and recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

                        MERIDIAN POINT REALTY TRUST '83
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)

---------------------------------------------------------------------------------------------
                                                                   1996            1995
ASSETS
INVESTMENT IN REAL ESTATE HELD FOR SALE:
Rental Properties, Net                                           $  8,723,639    $ 40,276,221
Less:   Accumulated Depreciation                                   (2,532,066)    (11,495,736)
---------------------------------------------------------------------------------------------
                                                                    6,191,573      28,780,485
OTHER ASSETS:
Cash and Cash Equivalents                                           4,363,962       2,525,918
Cash Held in Escrow                                                        --          98,363
Restricted Cash                                                     1,463,369       1,119,831
Accounts Receivable, Net of Reserves of $216,185 and $178,146
  as of September 30, 1996 and December 31, 1995, respectively        186,931         193,796
Notes Receivable From Affiliates                                           --          84,000
Investment in Real Estate Investment Trust                                 --          79,500
Capitalized Loan Costs, Net of Accumulated Amortization of
  $93,416 and 324,324 as of September 30, 1996 and
  December 31, 1995, respectively                                      20,058          65,445
Capitalized Lease Commissions, Net of Accumulated Amortization
  of $42,205 and $522,059 as of September 30, 1996 and
  December 31, 1995, respectively                                      42,873         548,856
Other Assets, Net of Accumulated Amortization of
  $50,663 as of December 31, 1995                                      79,536         557,142
---------------------------------------------------------------------------------------------
TOTAL ASSETS                                                     $ 12,348,302    $ 34,053,336
=============================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Mortgage Notes Payable                                           $  4,655,900    $ 21,177,787
Less Unamortized Discount                                                  --        (304,776)
---------------------------------------------------------------------------------------------
                                                                    4,655,900      20,873,011
Due to Affiliates                                                          --          67,046
Accounts Payable                                                       38,141         368,861
Prepaid Rent, Tenant Deposits and Other Liabilities                   213,659         518,265
---------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                   4,907,700      21,827,183
---------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Shares of Beneficial Interest - $1.00 stated value:
  Authorized - Unlimited; 3,031,618 shares issued and
  outstanding as of September 30, 1996 and December 31, 1995        3,031,618       3,031,618
Paid-in Capital                                                    22,755,694      22,755,694
Distributions in Excess of Income                                 (18,346,710)    (13,561,159)
---------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                          7,440,602      12,226,153
---------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 12,348,302    $ 34,053,336
=============================================================================================

       The accompanying notes are an integral part of these statements.

                        MERIDIAN POINT REALTY TRUST '83
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                               SEPTEMBER 30,              SEPTEMBER 30,
                                                             1996        1995          1996          1995
------------------------------------------------------------------------------------------------------------
REVENUES:
Rentals from Real Estate Investments                       $347,224   $1,427,591    $1,738,922    $4,353,060
Interest and Other                                           70,472       71,311       197,170       220,900
------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                              417,696    1,498,902     1,936,092     4,573,960
------------------------------------------------------------------------------------------------------------
EXPENSES:
Interest and Amortization of Debt Discount                  104,335      513,898       547,397     1,669,182
Property Taxes                                               25,002      153,858       154,122       452,292
Property Operating Costs, Including
  Amounts Paid to Related Parties of
  $21,667, $36,122, $154,453 and
  $133,854, respectively                                     60,445      320,118       521,601       876,319
General and Administrative, Including
  Amounts Paid to Related Parties of
  $7,200, $51,831, $99,435 and
  $275,899, respectively                                     64,923      124,322       323,232       543,998
Expenses from Terminated Stock Purchase                          --           --            --       363,133
Depreciation and Amortization                                23,426      397,449       365,318     1,116,913
------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                              278,131    1,509,645     1,911,670     5,021,837

NET INCOME (LOSS) BEFORE GAIN
       ON DISPOSITION OF ASSETS                             139,565      (10,743)       24,422      (447,877)
GAIN ON DISPOSITION OF ASSETS                                    --           --     2,582,606            --
------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                          $139,565   ($  10,743)   $2,607,028   ($  447,877)
============================================================================================================

NET INCOME (LOSS) PER COMMON SHARE                            $0.05       ($0.00)        $0.86        ($0.15)
============================================================================================================

       The accompanying notes are an integral part of these statements.

                        MERIDIAN POINT REALTY TRUST '83
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                    1996            1995
-------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                $ 2,607,028      ($447,877)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Provided by Operating Activities:
  Gain on Disposition of Assets                                   (2,582,606)            --
  Depreciation                                                       317,048      1,003,594
  Amortization - Debt Discount                                         5,438         80,971
  Amortization - Other                                                57,781        134,330
  Rent Adjustment                                                         --         58,761
  Decrease (Increase) in Cash Held in Escrow                          98,363         (4,251)
  Increase in Restricted Cash                                       (343,538)      (337,128)
  Decrease in Accounts Receivable                                      6,865        130,681
  Decrease (Increase) in Other Assets                               (162,895)         9,791
  Decrease (Increase) in Due to Affiliates                            16,954        (23,035)
  Decrease in Accounts Payable                                      (235,352)       (24,161)
  Decrease in Other Liabilities                                     (304,606)       (89,433)
-------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (519,520)       490,243
-------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Improvements to Existing Real Estate                                 (70,397)      (401,934)
Increase in Capitalized Lease Commissions                            (41,885)      (266,104)
Investment in Real Estate Investment Trust                                --        (79,500)
-------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                               (112,282)      (747,538)
-------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Disposition of Assets                                3,693,309             --
Closing Costs on Disposition of Assets                               (89,460)            --
Principal Payments on Mortgage Notes                                (133,569)    (1,716,183)
Cash Dividends Paid                                               (1,000,434)            --
-------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                2,469,846     (1,716,183)
-------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               1,838,044     (1,971,478)
Cash and Cash Equivalents - Beginning of Period                    2,525,918      4,984,963
-------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                        $ 4,363,962    $ 3,013,485
===========================================================================================

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
  Proceeds from Disposition of Assets - Shares of Meridian
    Industrial Trust, Inc. (MIT) Common Stock                    $ 6,392,145    $        --
  Mortgages Assumed by MIT                                        16,334,297             --
  Reduction of Investment in Real Estate for Properties Sold     (22,343,612)            --
  Reduction of Other Assets for Properties Sold                   (1,402,967)            --
  Dividend Paid in Shares of MIT Common Stock                     (6,392,145)            --

       The accompanying notes are an integral part of these statements.

                        MERIDIAN POINT REALTY TRUST '83
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)


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

     Cash paid for interest was $102,260 and $500,782 for the three months ended September 30, 1996 and 1995, respectively. Cash paid for interest of $532,448 and $1,578,058 for the nine months ended September 30, 1996 and 1995, respectively.

3.   RENTALS FROM REAL ESTATE INVESTMENTS.

     Certain of the Company's leases relating to its properties require lessees to pay all or a portion of real estate taxes, insurance and operating costs ("Expense Recaptures"). Expense Recaptures of $85,291 and $181,704 for the three months ended September 30, 1996 and 1995, respectively, have been included in Rentals from Real Estate Investments. For the nine months ended September 30, 1996 and 1995, Expense Recaptures of $326,010 and $512,499, respectively, have been included in Rentals from Real Estate Investments.

     All leases are classified as operating leases. The Company recognizes rental income on the straight-line basis over the terms of the leases. Deferred rent receivable, included in accounts receivable, represents the excess of rental revenue recognized on a straight-line basis over cash received under the applicable lease provisions.

4.   INVESTMENTS IN REAL ESTATE AND DEPRECIATION METHODS.

     Investments in Real Estate are stated at the lower of depreciated cost or net realizable value. Net realizable value for financial reporting purposes:
(i) is evaluated and identified quarterly by the Company on a property by property basis using undiscounted cashflows; (ii) is measured by comparing the Company's estimate of fair value based upon either sales comparables or the net cash expected to be generated by the property (comprised of the forecasted operations for the property based upon historical results, together with management's estimates of the property's future occupancy, lease rates and capital improvement requirements), less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property; and (iii) is not necessarily an indication of the property's current value or the amount that will be realized upon the ultimate disposition of the property. To the extent net realizable value is less than the carrying value of the property, a Provision for Decrease in Net Realizable Value is recorded in the amount by which the carrying value exceeds estimated fair value. As of December 31, 1995, the Company's Investment in Real

Estate is stated net of a cumulative Provision for Decrease in Net Realizable Value of $838,000. As of September 30, 1996, the Company's Investment in Real Estate is stated at depreciated cost.

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

5.   DISPOSITION OF ASSETS.

     On February 23, 1996, the Company sold all of its real estate assets except Charleston to Meridian Industrial Trust, Inc. ("MIT") for $3.6 million in cash, 390,360 shares of MIT common stock, and the assumption of certain mortgage notes and other liabilities by MIT. The MIT common stock was valued at $6,392,145. In addition, the Company sold all of its personal property and its $79,500 investment in common stock of Meridian Point Properties, Inc. to MIT. The details of these transactions are as follows:

                                      Mortgage
                         Selling        Notes       Property       Other        Gain or
      Property            Price        Assumed        Basis        Costs         (Loss)
-----------------------------------------------------------------------------------------
Scripps                $ 3,472,070   $ 7,965,980   $ 8,254,258   $  328,805   $ 2,854,987
Golden Cove              1,814,467     3,195,467     3,364,489       39,278     1,606,167
Airport #14                996,870       813,290     2,129,470      196,496      (515,806)
North Irvine               995,329     2,080,234     2,435,232      136,489       503,842
El Dorado                  849,252     1,310,809     2,060,263      117,905       (18,107)
Airport #17                782,313             0     1,972,250      129,636    (1,319,573)
Airport #16A               528,714       648,906       910,384      224,213        43,023
Airport #3                 384,071             0       760,232       81,775      (457,936)
Airport #16B               169,059       319,611       457,034      148,370      (116,734)
                       ------------------------------------------------------------------
                         9,992,145    16,334,297    22,343,612    1,402,967     2,579,863
Personal Property
  and Investments           93,309            --        90,566           --         2,743
                       ------------------------------------------------------------------
    Total              $10,085,454   $16,334,297   $22,434,178   $1,402,967   $ 2,582,606
                       ==================================================================

     In addition to the costs shown above, the Company paid $89,460 in closing costs related to the sale of the real estate assets.

     If the sale of the properties and investments had occurred on January 1, 1995 and the employee leasing agreement with Meridian Point Properties, Inc. had been replaced by the management agreement with E & L Associates, Inc., the Company's pro forma results of operations for the nine months ended September 30, 1996 and 1995 would have been:

                                1996         1995
                             -----------------------
      Revenues               $1,179,513   $1,195,553
      Expenses                1,001,122    1,089,499
                             -----------------------
      Net Income             $  178,391   $  106,054
                             =======================

      Net Income per Share   $     0.06   $     0.03
                             =======================

6.   DISPOSITION OF THE CHARLESTON BUSINESS PARK

     On June 27, 1996, the Company announced that it had entered into an exclusive listing agreement for the sale of the Charleston property. In the quarter ended September 30, 1996, the Company received offers to purchase the property for an amount in excess of $12,000,000 less an environmental remediation reserve of $1,000,000. The Company is currently negotiating the sale with one of the potential buyers. As a result, the Company ceased depreciating the property as of August 1, 1996.

7.   EARNINGS PER SHARE.

     Earnings per share of beneficial interest is determined by dividing net income by the weighted average number of shares of beneficial interest outstanding during the period. Weighted average number of shares outstanding was 3,031,618 for the nine months ended September 30, 1996 and 1995, respectively. No distributions were made during the nine months ended September 30, 1995. During the nine months ended September 30, 1996, the Company distributed cash of $1,000,434, or $0.33 per share of beneficial interest, and all of the 390,360 shares of Meridian Industrial Trust, Inc. ("MIT") common stock (or 0.1287 of a share of MIT common stock per share of beneficial ownership in the Company) to stockholders of record at the close of business on March 12, 1996.

8.   MORTGAGE NOTES PAYABLE.

     The mortgage note securing Charleston has an outstanding principal balance of $4,655,900 at September 30, 1996. This loan has a maturity date of March 1, 1999 and calls for monthly principal and interest payments based on an interest rate of 8.75% per annum and a twenty-year amortization schedule. In addition, the Company has made monthly payments of $35,000 to an escrow account which will be available to fund the cost of remediation, if any (see Note 11). Any funds remaining will be applied to the mortgage loan as a principal paydown upon the maturity of the loan. As of September 30, 1996, the escrow account has a balance of $1,463,369.

9.   INCOME TAXES.

     The Company intends to qualify and be treated as a real estate investment trust under Section 856-860 of the Internal Revenue Code for the year ending December 31, 1996. As such, the Company should be allowed a deduction for dividends paid to shareholders if the Company satisfies certain income, asset and distribution requirements. Accordingly, no provision for federal income taxes has been made in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 1996 and 1995.

10.  MANAGEMENT AGREEMENT.

     Effective February 24, 1996, the Company appointed E & L Associates, Inc. to provide property management and certain other administrative services to the Company. The management agreement is on a month-to-month basis with monthly management fee payments of $8,333.33 to June 30, 1996. Effective July 1, 1996 the monthly management fee payment is $10,000.

11.  COMMITMENTS AND CONTINGENCIES.

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

     In March 1994 the mortgage note secured by Charleston was restructured providing for, among other things, a maturity date of March 1, 1999. In connection with the restructuring, the Company made monthly payments of $35,000 to a restricted cash account through December 1995. From December 1995 until the maturity of the loan, the Company will make monthly payments to the restricted cash account equal to ninety percent (90%) of the property's net cash flow. The escrow account will be available to fund the cost of remediation, if any. Any funds remaining will be applied to the mortgage loan as a principal paydown upon the maturity of the loan. Prior to the restructuring of the loan, the Company had been making deposits to the restricted cash account equal to the net cash flow of the property. As part of the restructuring, the Company made a cash disbursement totaling $209,829 to cover closing costs and a required cash deposit into the restricted cash account. As of September 30, 1996, the restricted cash account has a balance of $1,463,369.

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

     The Company's future sources of liquidity will be significantly influenced by the operations at Charleston, the Company's only remaining real estate investment. Leases covering approximately 90% of the space at Charleston will expire over the next 24 months. There can be no assurances that the current tenants will renew or that their renewal will be on the same terms.
Furthermore, the mortgage loan agreement requires that 90% of Charleston's cash flow be escrowed into a restricted cash account to fund future retenanting costs and/or any environmental remediation work (see Note 9 to the Company's financial statements). Finally, before the property can be sold, management must first quantify the cost to remediate the ground water contamination situation at Charleston. Accordingly, the Company's future cash flow and results of operations remain uncertain in light of the above operating challenges at Charleston.

Liquidity and Capital Resources
-------------------------------

     The Company's liquidity and capital resources have been dramatically changed as a result of the February 23, 1996 asset sale. The Company's primary source of near-term liquidity is its unrestricted cash which, at September 30, 1996, totaled $4,363,962. Secondary sources of liquidity include cash flow from Charleston, 90% of which is required to be escrowed, and net proceeds from the eventual sale of Charleston. Given the environmental situation at Charleston, management believes it is unlikely the property could be refinanced at interest rates or terms more favorable than those in the existing first mortgage loan (which loan bears an annual fixed interest rate of 8.75% and matures on March 1, 1999). Furthermore, management believes the relatively low total capitalization of the Company makes it remote that it could sell either debt or equity securities in the public markets.

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

     During the nine months ended September 30, 1996, funds used in operating activities totaled $519,520 and were insufficient to fully meet the cash needs of the Company. However, the quarter ended September 30, 1996 better reflects the future cash needs of the Company. In that quarter, funds provided by operations totaled $111,663.

     Management is actively preparing the Charleston property for sale. On June 27, 1996, the Company announced that it has entered into an exclusive listing agreement for the sale of the property. In the quarter ended September 30, 1996, the Company received offers to purchase the property for an amount in excess of $12,000,000 less an environmental remediation reserve of $1,000,000. The Company is currently negotiating the sale with one of the potential buyers. There can be no assurances that the Company will be able to conclude this transaction.

     Capital expenditures for the nine months ended September 30, 1996 and 1995 were $70,397 and $401,934, respectively. At the present time, however, there are no commitments for capital improvements to the property.

     The Company paid a cash dividend of $0.33 and 0.1287 of a share of MIT common stock per share of beneficial interest.

Material Changes in Results of Operations
-----------------------------------------

     Rentals from Real Estate Investments totaled $1,738,922 and $4,353,060 for the nine months ended September 30, 1996 and 1995, respectively. The 1996 rentals were less than 1995 because of the sale of nine of the Company's ten properties in its real estate portfolio on February 23, 1996. In the nine months ended September 30, 1996, rentals from Charleston were $986,708 which approximates the rental income to be expected in future comparable periods until such time as the property is sold.

     Interest and other revenues declined by $23,730 to $197,170 in the nine months ended September 30, 1996 because of decreases in the Company's average cash balances available for investment.

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

     General and administrative expense was $323,232 and $543,998 in the nine months ended September 30, 1996 and 1995, respectively. The decline resulted from the lower level of allocated expense following the termination of the MPP Employee Leasing Agreement.

-------------------------------------------------------------------------------
                          PART II:  OTHER INFORMATION
-------------------------------------------------------------------------------

ITEM 1.   LEGAL PROCEEDINGS.

     There are no material pending legal proceedings to which the Company is a party or to which any of the assets of the Company is subject.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

     27        Financial Data Schedule

(b) Reports on Form 8-K. The following Form 8-K was filed during the quarter ended September 30, 1996:

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



                                  REGISTRANT

                                  MERIDIAN POINT REALTY TRUST '83

Date:  November 1, 1996           By:  /s/ Lorraine O. Legg
                                       --------------------
                                       Lorraine O. Legg,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



Date:  November 1, 1996           By:  /s/ John E. Castello
                                       --------------------
                                       John E. Castello,
                                       Senior Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)