Form 10-K405
period 1996-12-31
MERIDIAN POINT REALTY TRUST 83
filed 1997-04-03
CIK 703702

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:  0-12166

                        MERIDIAN POINT REALTY TRUST '83
             (Exact name of registrant as specified in its charter)

                CALIFORNIA                                94-6542723
         (State of incorporation)           (I.R.S. Employer Identification No.)

      655 MONTGOMERY STREET, SUITE 800
         SAN FRANCISCO, CALIFORNIA                           94111
  (Address of principal executive offices)                (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (415) 393-8000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: SHARES OF
                                                            BENEFICIAL INTEREST

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X    No
                                                 _____     _____

          Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained here, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    Yes     X    No
                                      _____     _____

          The aggregate market value of the voting stock held by non-affiliates of the registrant on March 27, 1997 was $9,094,854 based on the closing price on that date of shares of beneficial interest quoted on the National Market System of NASDAQ and by excluding shares owned by trustees, executive officers and principal shareholders (i.e., holders of 5% or more of the registrant's outstanding shares).

               The registrant had 3,031,618 shares of beneficial interest outstanding on March 27, 1997.

                        MERIDIAN POINT REALTY TRUST '83
                            INDEX TO ANNUAL REPORT
                                 ON FORM 10-K

PART I                                                                                   Page
------                                                                                   ----
Item 1:    Business.....................................................................    3
Item 2:    Properties...................................................................    7
Item 3:    Legal Proceedings............................................................    7
Item 4:    Submission of Matters to a Vote of Security Holders..........................    7

PART II

Item 5:    Market for the Registrant's Common Equity and Related Shareholder Matters....    8
Item 6:    Selected Financial Data......................................................    9
Item 7:    Management's Discussion and Analysis of Financial Condition and Results of
                    Operations..........................................................   10
Item 8:    Financial Statements and Supplementary Data..................................   15
Item 9:    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.................................   15

PART III

Item 10:  Information about Directors and Executive Officers of the Registrant..........   16
Item 11:  Executive Compensation........................................................   19
Item 12:  Security Ownership of Certain Beneficial Owners and Management................   21
Item 13:  Certain Relationships and Related Transactions................................   22

PART IV

Item 14:  Exhibits, Financial Statements and Reports on Form 8-K........................   23

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

The Company
-----------

          Meridian Point Realty Trust '83, a California business trust (the "Company"), is a finite-life real estate investment trust ("REIT"). Since February 23, 1996, the Company has owned only one property, the Charleston Business Park, located in Mountain View, California ("Charleston"). The Company's shares of beneficial interest are quoted on the National Market System of the National Association of Securities Dealers Automated Quotations ("NMS"). The Company was organized on June 24, 1982 and commenced operations on April 12, 1983. It changed its name from Sierra Real Estate Equity Trust '83 to Meridian Point Realty Trust '83 in October 1991.

          The Company was organized to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). Under the Code, a REIT must meet certain criteria, including requirements that certain percentages of its gross income be derived from specific sources and that it distribute annually to its shareholders at least 95% of its REIT taxable income (as defined in the Code).

          The Company was formed for the purpose of making equity investments in income-producing industrial and commercial real estate in selected areas of projected growth in the United States. Prior to February 23, 1996, the Company had six real estate equity investments consisting of ten properties, all but one (Charleston) of which were sold on February 23, 1996 as discussed below (refer also to Item 2 for a description of Charleston). The Company's principal objective is to sell Charleston, adopt a plan of liquidation, distribute its net assets to its shareholders and then liquidate. There is no guarantee the Company will meet its objective.

          On June 27, 1996, the Company announced that it had entered into an exclusive listing agreement for the sale of the Charleston property. Subsequently, the Company received offers to purchase the property at a price of $12,500,000 less an environmental remediation reserve of $1,000,000. The Company is currently negotiating the sale with one of the potential buyers and, in December 1996, the Company entered into a letter of intent to sell Charleston under essentially these terms. Management is actively trying to structure a transaction that would limit the cost of the environmental remediation clean-up at Charleston for both the Company and any potential buyer. At the present time, however, there can be no assurances that such a transaction can be structured or that the Company will be able to conclude arrangements to sell Charleston. See discussion of environmental conditions at Charleston below and
Note 7 to the Company's financial statements.

          On September 22, 1994, the Company entered into a Stock Purchase Agreement (the "Agreement") with Hunt Realty Acquisitions, L.P. ("Hunt") whereby the Company was to issue 606,323 shares of common stock to Hunt for $3.50 per share. On March 30, 1995, Hunt terminated the Agreement due to concerns regarding environmental conditions at Charleston (see discussion below).

          On May 31, 1995, the Company entered into an Asset Purchase Agreement with a newly formed infinite-life industrial REIT, Meridian Industrial Trust, Inc. ("MIT"). The Asset Purchase Agreement provided that the Company would sell all of its real estate assets, other than the Charleston property, to MIT for approximately $3.6 million in cash, 390,360 shares of MIT common stock, and the assumption of certain mortgage notes and other liabilities by MIT. Charleston was excluded from the transaction because of MIT's concerns regarding the environmental conditions at that property (see discussion below and Note 7 to the Company's financial statements). Completion of the transaction was subject to a number of contingencies, including shareholder approval of the Asset Purchase Agreement, the effectiveness of a registration statement for MIT's common stock and completion of the merger of three other Meridian Point REITs into MIT.

          On February 22, 1996, the Company's shareholders approved the Asset Purchase Agreement with MIT. On February 23, 1996, MIT acquired all of the Company's real estate assets (other than Charleston) pursuant to the terms outlined above in the Asset Purchase Agreement.

          On February 23, 1996, the Company announced a dividend which was paid March 22, 1996 of approximately $1 million in cash (or $0.33 per share of beneficial interest in the Company) and all of the 390,360 shares of MIT common stock (or 0.1287 of a share of MIT common stock per share of beneficial interest in the Company) to shareholders of record at the close of business on March 12, 1996.

          The Company's remaining property, Charleston, has experienced soil and groundwater problems (see Regulation and Supervision below). As the Company negotiates the sale of that property, it expects to seek environmental insurance, indemnities or both in favor of the Company. In December 1996, the Company entered into a letter of intent to sell Charleston to an unrelated third party at a price of $12,500,000 less a $1,000,000 credit in favor of the buyer for potential remediation work. The parties continue to negotiate the terms of this prospective sale, including the provision of certain environmental indemnities from the prospective buyer as discussed in Note 7 to the Company's financial statements. Management anticipates that the final terms of this sale will not differ materially from the terms of the letter of intent; however, management can provide no assurances as to the timing, final terms or closure of this or any other sale of Charleston. If the Company is unable to sell Charleston on acceptable terms, it may choose to conduct any required remediation and then resume selling efforts. In that event, the Company may seek reimbursement from the parties it believes are primarily responsible for the environmental problem.

Management and Employees
------------------------

          The Company's affairs are overseen by a Board of Trustees ("Trustees"). There are five Trustees, four of whom are independent (i.e., not an affiliate of a person or entity providing services for the Company other than in his or her capacity as a Trustee) and one of whom is president of the Company providing management services for the Company. A listing of the Trustees is set forth in Item 10, Trustees and Executive Officers of the Registrant.

          During the period April 1, 1991 through February 23, 1996, the Company and other companies of common initial sponsorship were effectively self-administered through an internalized management structure from Meridian Point Properties, Inc., a California corporation ("MPP"). The Company and the other companies are collectively referred to here as the "Companies".

          MPP performed administrative, accounting, asset management and property management functions. In addition, through December 31, 1994, MPP, at cost, acted as the transfer agent for the Companies and provided shareholder account maintenance, dividend disbursement, and reinvestment services.
Effective January 1, 1995, the transfer agent function was transferred to First Chicago Trust Company of New York. This arrangement with MPP permitted the Companies to share employees collectively rather than each of the Companies separately employing a staff of full or part-time personnel to perform similar tasks. Under this arrangement, the Companies each (i) reimbursed MPP for actual costs incurred by it in connection with employees leased to the Companies and
(ii) through December 31, 1994 reimbursed MPP for the costs of transfer agent services. Because MPP was paid only to the extent necessary to reimburse it for actual costs, it did not realize any profit.

          The cost reimbursements made to MPP were allocated among the Companies in accordance with agreements among MPP and the Companies. Costs directly attributable to a particular Company were allocated to that Company. Costs that were not directly attributable to a particular Company but rather benefited a group or all of the Companies were allocated among those Companies under formulas that varied depending upon the type of cost involved.

          Effective February 24, 1996, the Company terminated its leasing agreement with MPP and entered into an agreement with E & L Associates, Inc. ("E & L"). Under this agreement E & L received a monthly fee of $8,333 to June 30, 1996. Effective July 1, 1996, the monthly fee was increased to $10,000. E & L is a wholly-owned subsidiary of a company in which Lorraine O. Legg (the Company's Chief Executive Officer and a Trustee) has an ownership interest. Other than the management fees paid to E & L, Ms. Legg receives no other compensation from the Company.

Scripps Venturers
-----------------

          Through February 23, 1996, the Company was the managing venturer and had a 99% interest in Scripps Venturers. Accordingly, the financial condition and operating results of Scripps Venturers are included in the Company's consolidated financial statements for the period from January 1, 1996 to February 23, 1996 and the years ended December 31, 1995 and 1994. (See Note 1 to the Company's financial statements.)

Insurance
---------

          At December 31, 1996, and in addition to other types of insurance maintained by the Company, the Company carried comprehensive general liability and excess liability coverage on the Charleston property in the aggregate amount of $3,000,000 to insure against liability claims and the costs of defense. Similarly, the Company insured against the risk of direct physical damage in amounts necessary to reimburse the Company on a replacement cost basis for costs incurred to repair or rebuild the Charleston property, including loss of rental income during the construction period, in the aggregate amount of $5,500,000.

Tenants
-------

          As of December 31, 1996, the Company's sole real estate asset was Charleston, located in Mountain View, California. The table contains information about the three existing leases at Charleston.


________________________________________________________________________________________________________________________
                                                                                                      Annual Rent as a
                  Number of Leases     Total Sq. Ft. of      % of Trust Total      Leases Expiring    % of Trust Total
   Year              Expiring          Leases Expiring      Potential Sq. Ft.     (in dollars) (1)    Annual Rent (1)
   ----           ----------------     ---------------      -----------------     ----------------    ----------------
   1997                  1                 20,640                  17.3%              $185,760              17.4%
   1998                  1                 86,401                  72.6%               777,609              73.1%
   1999                 --                     --                    --                     --                --
   2000                  1                 12,000                  10.1%               100,800               9.5%
________________________________________________________________________________________________________________________
(1) Based on the projected 1997 base rent of existing leases.

     Leases at Charleston are on a triple net basis. Accordingly, tenants are responsible for most of the day-to-day operating expenses such as real estate taxes, insurance, utilities, maintenance of common areas and non-structural repairs. Triple net leases reduce the Company's exposure to increases in operating expenses.

     Charleston was 100% leased as of February 21, 1997.   However, two leases
covering approximately 90% of the space will expire by February 1, 1998. The three tenants under lease at Charleston in order of lease expirations are: (1) Davila International Circuit, (2) Tencor Instruments (Tencor Instruments has vacated the premises but continues to honor the lease) and (3) Television
Associates.   The loss of any one of the existing tenants or the Company's inability to release vacant space would have a material adverse impact on operations. See Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Real Estate Considerations
--------------------------

     The future results of the Company's operations will depend to a great extent on the Company's ability to lease space at Charleston. In attracting and retaining tenants, the Company competes with similar properties as to location, lease terms and property condition. In addition, the success of the Company depends, among other factors, upon trends in the economy, the financial condition of tenants and prospective tenants, increases or decreases in operating expenses, income tax laws, governmental regulations and legislation, real estate market fluctuations, population trends and zoning laws.

       Regulation and Supervision.    The Federal Government and the state of
       ---------------------------
California (where Charleston is located) have adopted laws and regulations relating to the ownership of real estate. Compliance with these requirements may from time to time require capital expenditures by the Company (for example, expenditures necessary to comply with the Americans with Disabilities Act or changes in local building or other codes). In addition, the ownership of real estate entails environmental risks and liabilities to the owner.

     Charleston Business Park.  Environmental investigation has indicated that
     -------------------------
soil and groundwater at Charleston contain volatile organic compounds (primarily trichloroethylene) in amounts ranging from 1 to 1300 parts per billion. It appears that some of the contamination originated at Charleston and additional contamination originated from offsite but migrated to the groundwater under Charleston. It has not been determined whether the contamination occurred before or after the Company acquired Charleston in 1983.

     The California Regional Water Quality Control Board ("RWQCB") has taken jurisdiction as the "lead agency" with regard to the environmental conditions at Charleston. By letter dated February 17, 1997, the RWQCB notified the Company that it intends to issue a Site Cleanup Requirements ("SCRs") Order naming the Company, one of Charleston's current tenants and a former tenant as parties responsible for further environmental investigation and remediation of Charleston. The RWQCB has indicated that it also intends to issue a similar order to parties associated with an adjacent site that may be an offsite source of a portion of the contamination in the groundwater underlying Charleston.

     The Company has requested that the RWQCB defer issuing the SCRs to give the Company time to complete the pending sale of Charleston. As discussed in Item 7 below, the Company is in negotiations with a prospective purchaser of Charleston, and is negotiating certain environmental indemnities, insurance and other protections from the prospective buyer as part of the potential sale to satisfy obligations it may have under the pending SCRs or otherwise in connection with the contamination at the site. The RWQCB has not yet decided whether to defer the SCRs, and it is not possible to determine whether any sale of Charleston can be structured in a manner or within a timeframe necessary to protect the Company from liabilities associated with the contamination. Thus, it is possible that the Company will be named as a responsible party in the SCRs or in actions initiated by other parties held responsible for the contamination. If the Company is required to remediate the property, it would have statutory and common law rights to contribution and indemnity for the remediation costs against the parties that actually caused the contamination.

     Based on very preliminary investigation and on current policies of the RWQCB, the estimated present value of the ultimate amount of remedial costs and other losses associated with all of the soil and groundwater conditions in the vicinity of Charleston ranges from $1 million to $5.4 million. It should be noted, however, (i) that under current RWQCB policies, the RWQCB would seek to charge a number of parties with the remediation; (ii) that the range of remediation costs takes into account the possibility that more than one type of treatment method might be acceptable to the RWQCB, (iii) that there is a high degree of uncertainty associated with remedial cost estimates at this relatively early stage of the environmental investigation, and (iv) that due to the relatively limited soil and groundwater data available at this early investigative stage, it is not feasible to provide a more precise estimate of these costs. In addition, there are uncertainties generated by: (i) the lack of information concerning the identity and financial condition of the potentially responsible parties who would be expected to be charged with the entire cost of remediation and (ii) the possibility of changes in regulatory enforcement policies. As a result, it is not feasible at this time to estimate either the Company's risk of actually incurring any remedial costs or the amount of those costs that the Company might actually incur.

     Golden Cove Shopping Center.  Environmental investigation at the Golden
     ----------------------------
Cove Shopping Center (which was sold to MIT under the Asset Purchase Agreement) has indicated that soil at the property contains volatile organic compounds (tetrachloroethane and trichloroethane) in concentrations which exceed the clean-up goals typically cited by the RWQCB. Furthermore, these investigations
estimate the cost for soil remediation at between $110,000 to $140,000.   As
part of the Asset Purchase Agreement with MIT, the Company is obligated to fully fund the remediation costs. The Company may be entitled to seek contribution and indemnity for the remediation costs against other potentially responsible parties who may have caused the contamination at the property. During 1994, the Company accrued $140,000 toward the cost of remediation. Through February 1997, $94,586 had been expended by the Company for remediation costs.

ITEM 2.  PROPERTY

     Subsequent to February 23, 1996, Charleston is the Company's only real estate investment. The property is located in Mountain View, California and includes six industrial/flex buildings containing 119,041 square feet fully leased to three tenants. In addition, the property serves as collateral pursuant to a first deed of trust for repayment of a promissory note which matures on March 1, 1999 (see Note 4 of the Company's financial statements).

ITEM 3.  LEGAL PROCEEDINGS.

     There are no material pending legal proceedings to which the Company is a party or to which any of the assets of the Company is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1996.

--------------------------------------------------------------------------------
                                    PART II
--------------------------------------------------------------------------------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.

     The principal market on which the Company's shares of beneficial interest are quoted is the National Market System of NMS. The listing symbol of the shares of beneficial interest on the NMS is MPTBS.

     As of March 28, 1997, the Company had outstanding a total of 3,031,618 shares of beneficial interest. As of the same date, these shares were held by approximately 2,560 holders of record (this figure does not reflect beneficial ownership of shares held in nominee names).

     The following table sets forth the published high and low closing sales prices for the shares of beneficial interest during each calendar quarter for 1995 and 1996 (amounts in dollars).

              CALENDAR QUARTER     HIGH    LOW
              ----------------------------------
                 1995

              First Quarter        3-3/4   2-7/8
              Second Quarter       3-3/8   2-1/8
              Third Quarter        2-1/2   1-3/8
              Fourth Quarter       2-1/4  1-7/16

                 1996

              First Quarter        3-3/4   0-1/2
              Second Quarter       2-1/8       1
              Third Quarter        2-3/8   1-3/8
              Fourth Quarter           3       2

     On March 26, 1997, the high and low closing sales price for shares of beneficial interest on the NMS were $3.

     The Company suspended the payment of dividends in the fourth quarter of 1992 with the goal of preserving and enhancing its future liquidity. However, as a result of the closing of the Asset Purchase Agreement, the Company announced on February 23, 1996 a dividend which was paid March 22, 1996 of approximately $1 million in cash (or $0.33 per share of beneficial interest in the Company) and all of the 390,360 shares of MIT common stock (or 0.1287 of a share of MIT common stock per share of beneficial ownership in the Company) to shareholders of record at the close of business on March 12, 1996. The board has not made any decision regarding the payment of future dividends, which will depend, in part, on the availability of operating cash flow and the sale of Charleston (see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations).

     Under the REIT tax rules, the Company is required to make distributions to shareholders that aggregate annually at least 95% of its taxable income. Due to net operating loss carry-forwards, the Company remains in compliance with this rule. In accordance with the Company's organizational documents, dividend distributions to be made by the Company will always be at the discretion of the Trustees and will depend on, among other factors, the Company's operations, cash flow and financial condition, principal amortization payments, and applicable statutory restrictions on the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data for the Company for the five years ended December 31, 1996. 1996 data reflects the sale of nine of the ten properties previously owned by the Company through February 23, 1996. On February 22, 1996, the Company's shareholders approved the sale of all but one of the Company's real estate assets to Meridian Industrial Trust, Inc. ("MIT") for approximately $3.6 million in cash, 390,360 shares of MIT common stock, and the assumption of certain mortgage notes and other liabilities by MIT. The sale was completed on February 23, 1996. The selected financial data presented below for the year ended December 31, 1996 is thus not comparable to the prior years' selected financial data. This table should be read in conjunction with the more detailed financial statements included elsewhere herein.

     Effective December 1, 1993, the Company and a commonly-sponsored REIT ("Trust '82") reached an agreement under which Trust '82 withdrew from Scripps Venturers. The Company previously had a 56.83% equity interest in the partnership and the Company's investment in the partnership was accounted for using the equity method the years prior to December 31, 1993. As a result of Trust '82's withdrawal from the partnership in December 1993, the Company's ownership interest increased to 99%. The results of operations and financial condition of the partnership for the period from January 1, 1996 through February 22, 1996 and years ended December 31, 1995, 1994 and 1993 are consolidated into the Company's operating results.

                                               FOR THE YEARS ENDED DECEMBER 31,
                                 1996          1995          1994          1993          1992
------------------------------------------------------------------------------------------------
Rentals from Real Estate
      Investments             $ 2,026,861  $ 5,834,499   $ 6,440,653   $ 6,947,791   $ 5,178,892
Net Income (Loss) Before
      Gain (Loss) on Sales
      of Property                  97,168     (534,476)     (479,892)      246,015       (13,286)
Gain (Loss) on Sales
      of Property               2,582,606           --        58,977       (48,964)           --
Net Income (Loss)               2,679,774     (534,476)     (420,915)      197,051       (13,286)
Rental Properties, Net          6,191,573   28,780,485    29,346,374    35,741,420    28,326,048
Total Assets                   12,345,964   34,053,336    36,422,599    39,923,901    31,526,992
Mortgage Notes
      Payable, Net              4,627,123   20,873,011    22,626,668    25,905,608    17,878,986
Per Share
  Net Income (Loss)           $      0.88       ($0.18)       ($0.14)        $0.07        ($0.00)
  Distributions Declared
      Cash                           0.33           --            --            --            --
      Shares of MIT stock           .1287           --            --            --            --
------------------------------------------------------------------------------------------------

    See "Material Changes in Results of Operations" under Item 7 for information regarding material changes in results of operations during 1996, 1995, and 1994.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

Introduction and Discussion of Known Trends, Events and Uncertainties
---------------------------------------------------------------------

  The Company was formed and currently operates as a self-liquidating, finite-life REIT. Before February 23, 1996, the Company's principal asset (and source of revenue) was its portfolio of ten industrial and commercial properties. On February 23, 1996, the Company: (1) sold nine of the ten properties in its portfolio to MIT for approximately $3.6 million in cash, 390,360 shares of MIT common stock, and the assumption of certain mortgage notes and other liabilities by MIT; (2) announced a dividend which was paid March 22, 1996 of approximately $1 million in cash (or $0.33 per share of beneficial interest in the Company) and all of the 390,360 shares of MIT common stock (or 0.1287 of a share of MIT common stock per share of beneficial ownership in the Company) to shareholders of record at the close of business on March 12, 1996; and (3) appointed E & L to provide property management and certain other administrative services to the Company, effective February 24, 1996. All of these events are described in greater detail in Item 1 and Notes 1, 2 and 6 to the Company's financial statements.

  The Company's future sources of liquidity will be significantly influenced by the operations at Charleston, the Company's sole remaining real estate investment. For example, leases covering approximately 90% of the space at Charleston will expire by February 1, 1998. There can be no assurances that the current tenants will renew or that they will not renew on less favorable terms (see Item 1, Tenants). Furthermore, the mortgage loan agreement requires that a certain amount of Charleston's cash flow be escrowed into a restricted cash account to fund future retenanting costs and/or any environmental remediation work (see Note 4 to the Company's financial statements). Finally, before the property can be sold, management must first quantify the cost to remediate the ground water contamination (see Item 1 Real Estate Considerations - Charleston Business Park). Accordingly, the Company's future cash flow and results of operations remain uncertain in light of the above operating challenges at Charleston.

Liquidity and Capital Resources
-------------------------------

  Because of the significant decrease in the scope of operations of the Company following the sale of substantially all of its real estate on February 23, 1996, management's discussion of liquidity and capital resources is addressed under the following categories: Current and Historical. Under the Current category, the discussion of liquidity and capital resources focuses on the operations after taking into account the sale. The Historical discussion reviews the liquidity and capital resources for the years ended 1995 and 1994 without regard to the asset sale.

Current

  The Company's liquidity and capital resources have been dramatically changed as a result of the February 23, 1996 asset sale. The Company's primary source of near-term liquidity is its unrestricted cash. As of December 31, 1996, the Company had unrestricted cash of approximately $4.4 million. Secondary sources of liquidity include: (i) cash flow from Charleston (subject to the restrictions thereon as discussed in the Company's financial statements) and (ii) net proceeds from the eventual sale of Charleston.

  Given the environmental situation at Charleston, it is unlikely the property could be refinanced at interest rates or terms more favorable than those of the existing first mortgage loan (which loan bears an annual fixed interest rate of 8.75% and matures on March 1, 1999). Furthermore, the relatively low total capitalization of the Company makes it remote that it could sell either debt or equity securities in the public markets.

  The Company's principal applications of its resources are: (a) property operating costs, property taxes, general and administrative expenses, interest expense, and legal costs, (b) potential environmental remediation, tenant leasing and capital improvements at Charleston (refer to Item 1. Real Estate Considerations - Charleston Business Park), (c) principal payments on the Charleston mortgage note, (d) the escrowing of the cash flow from Charleston as required under its mortgage loan agreement, and (e) dividends.

  During 1995 and 1996, Funds From Operations were insufficient to fully meet the cash needs of the Company. The Company anticipates this trend to continue which would result in further declines in its unrestricted cash of approximately $4.4 million as of December 31, 1996.

  On June 27, 1996, the Company announced that it had entered into an exclusive listing agreement for the sale of the Charleston property. Subsequently, the Company received offers to purchase the property at a price of $12,500,000 less an environmental remediation reserve of $1,000,000. The Company is currently negotiating the sale with one of the potential buyers. Management is actively trying to structure a transaction that would limit the cost of the environmental remediation clean up at Charleston for both the Company and any potential buyer. In December 1996, the Company entered into a letter of intent to sell Charleston to an unrelated third party at a price of $12,500,000 less a $1,000,000 credit in favor of the buyer for potential remediation work. The parties continue to negotiate the terms of this prospective sale, including the provision of certain environmental indemnities from the prospective buyer. At the present time, however, there can be no assurances that such a transaction can be structured or that the Company will be able to conclude arrangements to sell Charleston.

Historical

  The following discussion summarizes the liquidity and capital resources of the Company for the years ended 1995 and 1994. Because the operations of the Company were dramatically changed following the sale of substantially all of its real estate on February 23, 1996, the following is presented for comparative purposes only and is not indicative of future operating results.

  Historically, the Company's main sources of liquidity were: (i) cash flows from operating activities, (ii) cash reserves, and (iii) net proceeds from the sale of the Company's real properties. Secondary sources of liquidity included proceeds from secured and unsecured debt. A summary of the Company's historical cash flows is as follows:

                                      YEAR ENDING DECEMBER 31,
                                     -------------------------
                                         1995          1994
                                     ------------  ------------
Cash flows provided by (used in):
Operating activities                 $   622,124    $1,029,276
Investing activities                  (1,238,384)     (519,137)
Financing activities                  (1,842,785)    1,943,398

  In addition to cash flows and net income, management and industry analysts generally consider Funds From Operations to be one additional measure of the performance of an equity REIT because, together with net income and cash flows, Funds From Operations provides investors with an additional basis to evaluate the ability of the Company to incur and service debt and to fund acquisitions and other capital expenditures. However, Funds From Operations does not measure whether cash flow is sufficient to fund all of the Company's cash needs including principal amortization, capital improvements, and distributions to shareholders. Funds From Operations also does not represent cash generated from operating, investing or financing activities as determined in accordance with generally accepted accounting principles. Funds From Operations should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. Funds From Operations represents net income (loss) before extraordinary items, adjusted for depreciation on real property and amortization of tenant improvement costs and lease commissions and gains from the sale of property. The Company's Funds From Operations are as follows:

--------------------------------------------------------------------------------
                                                 YEAR ENDING DECEMBER 31,
                                              1996         1995         1994
                                        ---------------------------------------

Net Income (Loss)                         $ 2,679,774    ($534,476)   ($420,915)
Reconciling Items
         Depreciation and Amortization        372,240    1,494,611    1,645,341
         (Gains) Losses from Sales of      (2,582,606)          --      (58,977)
          Property
--------------------------------------------------------------------------------

Funds from Operations                     $   469,408   $  960,135   $1,165,449
--------------------------------------------------------------------------------

  Funds From Operations during 1996 decreased by $490,727 because of the February 23, 1996 sale of most of the Company's portfolio of rental properties. Funds From Operations during 1995 decreased by $205,314 primarily due to: (i) lower property operating results attributable to the sale of the Homestead Trade Center in December 1994, (ii) the timing in the recognition of expense recaptures, and (iii) an increase of $363,133 in expenses related to the terminated Hunt stock purchase transaction.

  On March 11, 1994, the Company completed the restructure of the mortgage note on Charleston which matured in June 1993. The negotiation of this restructure centered around short term leasing risks and the presence of groundwater contamination at the property. This restructure positions the Company to recognize potential future equity. The term of the loan is five years, and calls for monthly principal and interest payments based on an interest rate of 8.75% per annum and a 20 year amortization schedule. In addition, the Company will make monthly escrow payments of $35,000. This escrow account will be available to fund the cost of environmental remediation, if any. Such escrow payments continue through the maturity of the Charleston mortgage note, except that, subsequent to the expiration of the lease referred to in Item 1, Tenants for the tenant under lease for 73% of the square footage (which lease expires January 31, 1998), such monthly escrow payments will be equal to 90% of the property's net cash flow. Upon maturity, any proceeds remaining will be applied to the mortgage loan as a principal pay down. As a result, substantially all of the revenues from Charleston will go to the lender or to the non-refundable escrow account.

  The RWQCB requested that the Company investigate and characterize soil and groundwater contamination at Charleston. In response to that request, the Company engaged an environmental engineering firm, which discovered the presence of trichloroethylene and other solvent chemicals in the groundwater below Charleston. Based on the preliminary report of this environmental engineering firm, it appears that such contamination is the result of contamination generated by: (i) one or more sources located at properties adjacent to Charleston and (ii) a former tenant at Charleston. The exact location of the off-site sources has not yet been determined. During 1993 a further investigation of the on-site contamination was conducted by the environmental engineering firm and a firm of environmental health and safety specialists. The information gathered suggests that the on-site groundwater contamination resulted from an incident which occurred sometime before the current tenant's occupancy in 1986 and may have migrated off-site. It has not been determined whether the contamination occurred before or after the Company acquired Charleston in 1983. The Company has requested that the RWQCB pursue the responsible parties for the remediation costs. The RWQCB has responded to the Company's request by indicating that it will issue an SCRs Order to certain offsite parties who may be responsible for a portion of the contamination underlying Charleston. As Noted in Item 7, the RWQCB has also indicated that it intends to issue SCRs to the Company and two tenants of Charleston. Charleston has not been classified as a superfund site by the Environmental Protection Agency.

  At this time, Company management is not able to reasonably estimate the amount of remediation costs, if any, that it may be required to expend to clean-up the contamination. If the parties responsible for the contamination do not have the financial wherewithal to fund the necessary clean-up costs, it is possible that the Company, as property owner, would be financially responsible for such costs. Through December 31, 1996, the Company has incurred approximately $160,000 of ongoing legal, environmental engineering, testing and reporting costs associated with this problem.

  See Item 1, above, for additional discussion of environmental issues related to Charleston.

     Environmental investigation has indicated that soil at the Golden Cove Shopping which was sold to MIT under the Asset Purchase Agreement contains volatile organic compounds (tetrachloroethane and trichloroethane) in concentrations which exceed the clean-up goals typically cited by the RWQCB. Furthermore, these investigations estimate the cost for soil remediation at between $110,000 to $140,000. As part of the Asset Purchase Agreement with MIT, the Company is obligated to fully fund the remediation costs. The Company may be entitled to seek contribution and indemnity for the remediation costs against other potentially responsible parties who may have caused the contamination at the property. During 1994, the Company accrued $140,000 toward the cost of remediation. Through February 1997, $94,586 had been expended by the Company for remediation costs.

  Capital expenditures for the years ended December 31, 1996, 1995 and 1994 totaled $70,397, $768,345 and $452,963, respectively. Additionally, lease commissions for these years totaled $46,064, $390,539 and $63,760, respectively. The 1996 capital expenditures were primarily for tenant improvements at Charleston. The 1995 and 1994 capital expenditures were primarily for: (i) repair of the drainage system at the Golden Cove Shopping Center property; and
(ii) tenant improvements at the Scripps Ranch Business Park, Airport Building #16 A, El Dorado Industrial Plaza, and North Irvine Business Park properties.
In formulating plans for capital improvements, the Company considers, among other factors, the reasonable prospect of being able to recover the costs of such improvements over a reasonable period of time either from increased rental revenues or upon the sale of the property, and the potential effects of such improvements on per-share earnings.

  The Company suspended the payment of dividends in the fourth quarter of 1992. (See Item 5 above). However, as a result of the closing of the Asset Purchase Agreement, the Company announced on February 23, 1996 a dividend which was paid March 22, 1996 of approximately $1 million in cash (or $0.33 per share of beneficial interest in the Company) and all of the 390,360 shares of MIT common stock (or 0.1287 of a share of MIT common stock per share of beneficial ownership in the Company) to shareholders of record at the close of business on March 12, 1996. The board has not made any decision regarding the payment of future dividends which will depend, in part, on the availability of operating cash flow and the sale of Charleston (see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations).

Material Changes in Results of Operations
-----------------------------------------

Revenues

     Rentals from Real Estate Investments totaled $2,026,861 and $5,834,499 for the years ended December 31, 1996 and 1995, respectively. The decrease of $3,807,638 during 1996 was primarily due to the sale of nine of the Company's ten properties on February 23, 1996. 1996 rental revenues consisted of $1,274,648 from Charleston and $752,213 from the nine sold properties to the date of sale. Charleston rentals in 1995 totaled $1,303,576.

     Rentals from Real Estate Investments totaled $5,834,499 and $6,440,653 for the years ended December 31, 1995 and 1994, respectively. The decrease of $606,154 during 1995 was primarily due to the sale of the Homestead Trade Center property on December 28, 1994.

     Interest and Other Revenue totaled $264,902 and $311,627 for the years ended December 31, 1996 and 1995, respectively. The decrease of $46,725 is primarily due to decreases in the Company's average cash balances available for investment. Compared to 1994, Interest and Other Revenues increased in 1995 by $173,978 primarily because of increases in the Company's average cash balances available for investment. Funds available for investment were augmented with the refund of "contingency escrow reserves" from properties sold in December 1994.

Expenses

     Interest and Amortization of Debt Discount totaled $651,111 and $2,177,988 for the years ended December 31, 1996 and 1995, respectively. The decrease of $1,526,877 during 1996 was primarily due to the assumption of debt related to the properties sold on February 23, 1996 by MIT. 1996 expense included $418,525 related to Charleston and $232,586 related to debt secured by the properties sold.

     Compared to the same period in 1994, Interest and Amortization of Debt Discount decreased by $219,858 for the year ended December 31, 1995. The decrease was primarily due to the pay off of the mortgage note secured by the Homestead Trade Center property when the property was sold in December 1994.

     Property Taxes for the year ended December 31, 1996 totaled $183,136 of which $104,019 related to the Charleston property. 1995 Property Taxes totaled $612,621. Compared to 1994, Property Taxes for the year ended December 31, 1995 decreased by $78,505. The decrease was primarily due to the sale of the Homestead Trade Center property in December 1994.

     Property Operating Costs totaled $664,101 for the year ended December 31, 1996. This amount consisted of Charleston operating costs of $183,788, asset management fees paid to MPP and E & L of $236,098, and operating costs of the properties sold to the date of sale of $244,215. For the year ended December 31, 1995 Property Operating Costs were $1,576,378. The decrease in total Property Operating Costs from 1995 to 1996 was not in proportion to the decrease in rental income because of the write-off of uncollectible receivables and legal and professional fees incurred related to the Charleston environmental situation in 1995.

     Property Operating Costs totaled $1,576,378 and $1,330,156 for the years ended December 31, 1995 and 1994, respectively. The increase of $246,222 was due to: (i) an increase in bad debt expense of $117,000 at the Golden Cove Shopping Center property, (ii) a $55,600 lease termination fee paid to a former tenant at the same property in 1995 and (iii) $50,000 of expenses incurred in connection with groundwater test drilling done in 1995 at Charleston.

     Legal Costs totaled $47,724 and $26,653 for the years ended December 31, 1996 and 1995, respectively. The increase of $21,071 during 1996 was primarily due to costs related to the sale of nine of the Company's operating properties to MIT and the potential sale of Charleston. Legal Costs totaled $26,653 and $415,697 for the years ended December 31, 1995 and 1994, respectively. The decrease of $389,044 during 1995 was primarily due to the professional fees charged to operations in 1994 in connection with the review and evaluation of various strategic plans for the Company. (See Item 1, the Company).

     General and Administrative expenses for the year ended December 31, 1996 were $276,283, a decrease of $152,935 from the 1995 level of $429,218. The decrease resulted from the sale of properties in 1996. General and Administrative expenses for 1994 totaled $438,028, approximately the same as the 1995 level.

     On May 30, 1995, the Company and Hunt, terminated their Stock Purchase Agreement due to concerns regarding the environmental condition at Charleston. The Company incurred expenses totaling $363,133 in connection with the Stock Purchase Agreement and resulting termination. These costs were charged to operations during the year ended December 31, 1995. (See Item 1, the Company).

     Depreciation and Amortization totaled $372,240 and $1,494,611 in the years ended December 31, 1996 and 1995, respectively. The decline relates entirely to the sale of nine of the Company's operating properties in February 1996. For the years ended December 31, 1995 and 1994, these expenses totaled $1,494,611 and $1,645,341, respectively. The decrease of $150,730 during 1995 was primarily due to the sale of the Homestead Trade Center property in December 1994.

     Income before gain on sales of property was $97,168 in the year ended December 31, 1996 as compared to a loss of $534,476 in the year ended December 31, 1995. The improvement in profitability is attributable to operating efficiencies attained by the Company subsequent to the February 1996 sale of nine of its operating properties, investible cash as a more significant percentage of the Company's total assets and the 1995 expenses totaling $363,133 relating to the Hunt Stock Purchase Agreement. (See Item 1, the Company).

     Net Loss for the year ended December 31, 1995 totaled $534,476. The net change was $113,561 compared to the Net Loss of $420,915 for the year ended December 31, 1994. The increased loss was primarily due to expenses incurred as a result of the termination of the Stock Purchase Agreement and the decrease in Rentals From Real Estate Investments. These items were partially offset by the increase in Interest and Other Revenue, and decreases in Property Taxes and Legal Costs.

Other Matters

     On February 23, 1996, the Company sold all of its real estate assets, other than the Charleston property, to MIT for approximately $3.6 million in cash, 390,360 shares of MIT common stock, and the assumption of certain mortgage notes and other liabilities by MIT. As a result of this transaction, the Company recognized a gain on sale of property of $2,582,606.

     During the year ended December 31, 1994, the Company recorded a Provision for Environmental Clean-up Costs associated with the Golden Cove Shopping Center property amounting to $140,000. (See Note 7 to the financial statements of the Company.)

     In connection with the sale of the Homestead Trade Center property and one of the buildings at the Scripps property during 1994, the Company recognized a Gain on Sale of Properties totaling $33,769 after factoring in a prepayment penalty of $98,229 associated with the pay-off of the related mortgage note.

     In accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when expected undiscounted cash flows are less than the carrying value of the asset. Measurement of impairment is based upon the estimated fair value of the asset.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements and supplementary data listed in Item 14(a)(1) and
(a)(2) below are incorporated herein by reference and filed as part of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE

    The Company has not changed its independent certified public accountants and has not had any disagreement with its independent certified public accountants on accounting or financial disclosures required to be made under rules of the Securities and Exchange Commission.

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT.

TRUSTEES
--------

    The Trustees are elected annually and serve until the next annual meeting of shareholders and until their successors are elected and qualified. The Company's Declaration of Trust provides that the number of Trustees shall be not less than five nor more than fifteen. Presently the authorized number of Trustees is five. In addition, the Declaration of Trust provides that a majority of the Trustees shall be "Independent Trustees." An "Independent Trustee" generally means a Trustee who is neither an affiliate of a person or entity providing services to the Company nor is performing services for the Company other than as a Trustee. The Board of Trustees of the Company consists of the five individuals named below. Except for Lorraine O. Legg, all Trustees are "Independent Trustees." Set forth below are each Trustee's age, current position with the Company and business experience during the past five years or more.

PETER O. HANSON
Trustee
Age: 63

Mr. Hanson has been the President of James E. Hanson, Inc., an industrial real estate development, property management and realty brokerage firm, since 1966. Since 1984, he has served as President of Property Investors Associates, Inc. (a subsidiary of James E. Hanson, Inc.), which is the general partner of five public real estate partnerships. He has been a director of seven privately-held corporations and general partner of 11 privately-held real estate partnerships.
He currently serves as a director of New American Network.   Mr. Hanson is a
member of the Society of Industrial and Office Realtors and served as its National President in 1985. He is also a member of the New York Metropolitan Real Estate Brokers Association and in 1970 was its President. Mr. Hanson holds a BA from Colgate University. Mr. Hanson served as a Trustee of the Company from April 1, 1992 through October, 1993, and since June 1994.

LORRAINE O. LEGG
Trustee (2)
Age:  57

Ms. Legg has been President and Chief Executive Officer and a director of TIS Financial Services, Inc. since 1984, TIS Mortgage Investment Company since 1988, and TIS Asset Management, Inc. since 1990. She is also President and Chief Executive Officer and a director of Corporate Capital Investment Advisors. TIS Financial Services, Inc. and its affiliates supervise collateralized mortgage obligation issuances and manage portfolios for individuals and corporations, including TIS Mortgage Investment Company, which is a real estate investment trust traded on the New York Stock Exchange. In addition, Ms. Legg is a director of CFI Proservice, Inc., located in Portland, Oregon. Ms. Legg has over 32 years of experience in corporate and real estate finance. Ms. Legg has served as a Trustee of the Company since October 1993.

ROBERT E. MORGAN
Trustee  (2)
Age:  77

Mr. Morgan has served as an independent consultant since 1988, primarily assisting financial institutions with respect to problem commercial loans and commercial real estate. From 1984 to 1988, he served as President and General Manager of Coldwell Banker Real Estate Finance Services, and from 1981 to 1988 as President and General Manager of Coldwell Banker First Newport. Mr. Morgan has over 47 years of real estate experience. He currently serves as a director of Pacific Gulf Properties (a real estate investment trust). Mr. Morgan has served as a Trustee of the Company since March 1993.

JAMES M. POLLAK
Trustee  (1)(3)
Age: 64

Mr. Pollak has been owner of James Pollak Company, an independent real estate investment, development and advisory firm since 1985. From 1979 to 1985, he was Chief Executive Officer of Christiana Investment Realty, Inc., a real estate investment banking firm and developer of commercial and industrial properties. Mr. Pollak has spent most of his real estate and finance career living in Europe and Latin America. He founded the real estate investment bank of Banco Nacional de Mexico. As a long-time member of the Urban Land Institute, he served as International Vice Chairman of its Industrial and Park Council. He graduated from Yale University in 1954 with an AB degree and from the University of California at Los Angeles in 1966 with an MBA. degree. Mr. Pollak has been a Trustee of the Company from 1982 to 1986 and since 1991.

HERBERT E. STANSBURY, JR.
Chairman and Trustee  (1)(3)
Age:  71

Mr. Stansbury has served as a director of San Francisco Federal Savings and Loan Association since 1973 and served as its Board Chairman from 1986 to 1994. He is also a director of the Mountain View Cemetery Association (since 1985), owns Stansbury & Company (a consulting firm), and Smart Chart Productions (financial cartoon humor for syndication). He is also a former director and/or past President of four firms in the hospital and biomedical research field as well as publisher and author. Mr. Stansbury received his BA Degree from the University of California at Berkeley in 1947 and was awarded the University's "Wheeler Oak Meritorious Service Award" in 1982 and the "Director's Citation for Intercollegiate Athletics" in 1991. Mr. Stansbury has been a Trustee of the Company since 1988 and Chairman since 1991.

____________________________
(1) Member of the Executive Committee
(2) Member of the Audit Committee
(3) Member of the Nominating Committee

Executive Officers
------------------

    The following table sets forth as to each person who currently serves as an executive officer, his or her name, age, and positions with the Company:

     Name                     Age            Position
     ----                     ---            --------
     Lorraine O. Legg          57            President and Chief Executive Officer

     John E. Castello          52            Executive Vice President, Chief Financial Officer
                                             and Secretary

     Michael Gilbert           53            Vice President Real Estate

    Officers of the Company hold office at the discretion of the Trustees. Each executive officer's principal occupations during the past five years or more are set forth below.

    LORRAINE O. LEGG. Ms. Legg was appointed President and Chief Executive Officer of the Company effective February 24, 1996. See above for additional background.

    JOHN E. CASTELLO.   Mr. Castello was appointed Executive Vice President,
Chief Financial Officer and Secretary of the Company effective February 24, 1996. He is also a Senior Vice President and Chief Financial Officer of Meridian Point Realty Trust VIII Co. (since 1995), Senior Vice President, TIS Financial Services, Inc. since 1985, Executive Vice President and Chief Financial Officer of TIS Mortgage Investment Company since 1988, and Senior Vice President and Chief Financial Officer of TIS Asset Management since 1991. He is a director of TIS Mortgage Acceptance Corporation and a director and Senior Vice President of TIS Asset Management (since 1991).

    MICHAEL GILBERT. Mr. Gilbert was appointed Vice President, Real Estate of the Company effective February 24, 1996. He is also a Vice President Real Estate of Meridian Point Realty Trust VIII Co. (since 1995). Mr. Gilbert has served as Vice President Real Estate for TIS Financial Services since 1995. Prior to this time, he was a real estate consultant active in development projects in Southern California and many other areas of the country. Previously Mr. Gilbert was Vice President of S.H. Management, Inc., a privately owned Los Angeles based investment concern. He was previously a Vice President and director of Gordon Capital Limited, a member firm of the major Canadian Stock Exchanges.

ITEM 11.  COMPENSATION OF EXECUTIVE OFFICERS.

COMPENSATION OF EXECUTIVE OFFICERS
----------------------------------

    Subsequent to the closing of the Asset Purchase Agreement on February 23, 1996, the Company had no employees and no compensation of any sort was paid to its executive officers. During the period April 1, 1991 through October 21, 1994, the Companies shared employee costs under an internalized management structure using MPP. See Item 1. For the year ended December 31, 1995, the Company's allocated share of each of its executive officers' cash and non-cash compensation did not exceed $100,000.


                           SUMMARY COMPENSATION TABLE
                              ANNUAL  COMPENSATION
                              --------------------

          (A)              (B)      (C)         (D)           (I)
Name and
Principal                                                  All Other
Position                  Year    Salary (2)  Bonus (4)  Compensation (3)
--------                  ----    ----------  ---------  ----------------
Milton K. Reeder          1994     $22,547    $12,000        $882
       President and
       Chief Executive    1995      21,693     32,415         892
       Officer (1)
                          1996       7,549         --          --

(1) Mr. Reeder was appointed as President and Chief Executive Officer of the Company in January 1991. Mr. Reeder was employed pursuant to an Employment Agreement dated July 2, 1991, the material terms and conditions of which are
    described below.   In connection with closing of the Asset Purchase
    Agreement and the selection of E & L effective February 24, 1996, Mr. Reeder resigned and his duties and responsibilities were assumed by Lorraine O. Legg.

(2) Amounts shown above represent the Company's share of Mr. Reeder's cash compensation. Mr. Reeder received no non-cash compensation for 1994, 1995 or 1996. The amounts shown above include salary deferral contributions made by Mr. Reeder under a 401(k) Investment and Retirement Plan ("401(k) Plan") established by MPP. The aggregate value of certain personal benefits received by Mr. Reeder has not been included in the amounts shown above. In each of 1994, 1995, and 1996, the aggregate value of these benefits did not exceed the lesser of $50,000 or 10% of Mr. Reeder's annual salary as set forth above.

(3) The amounts shown above include the Company's share of premiums for the following insurance provided to Mr. Reeder in excess of that generally provided to all leased employees: term life insurance coverage; disability insurance; and dependent medical. The amounts shown above also include the Company's share of matching contributions made by MPP under the 401(k) Plan.

(4) Amounts represent bonus earned during the subject year.

EMPLOYMENT AGREEMENT
--------------------

    Mr. Reeder was employed as President and Chief Executive Officer of the Company through the closing of the Asset Purchase Agreement on February 23, 1996. Prior to that date, Mr. Reeder's employment was subject to an Employment Agreement dated July 2, 1991 (the "Employment Agreement").

    Mr. Reeder's aggregate annual salary paid by the Companies under the Employment Agreement was $225,000, an amount that was subject to adjustment each year at the discretion of the directors/trustees of the Companies. Mr. Reeder was also entitled to certain fringe benefits, including paid vacation and health, life, and long-term disability insurance. Mr. Reeder's business expenses incurred in the performance of duties under the Employment Agreement were also reimbursed by the Companies. The boards of the Companies could also separately award Mr. Reeder a bonus each year under the Employment Agreement based upon an annual review of Mr. Reeder's performance. In addition to the annual salary specified in the Employment Agreement, Mr. Reeder received an additional $210,000 from the Companies in the form of bonus compensation for 1995, of which a portion of was paid in 1996. Payments of Mr. Reeder's salary and benefits were allocated among the Companies upon such Companies' relative asset size. His employment under the Employment Agreement ended on February 23, 1996.

    Effective February 24, 1996, the Company terminated its employee leasing agreement with MPP and entered into an agreement with E & L. Under this agreement, E & L will provide property management and certain other administrative services to the Company (see Management and Employees and Note 2 of the Company's financial statements).

SEVERANCE AGREEMENTS WITH THE TRUSTS' EXECUTIVES

    Effective May 31, 1995 the Companies entered into severance agreements (the "Severance Agreements") with six members of the Trusts then senior management (the "Trust Executives"). Under the Severance Agreements, if a Trust Executive accepted employment with MIT and, by August 23, 1996 (i) MIT terminated such executive's employment (other than for cause) or (ii) the executive terminated employment with MIT (for certain reasons), the Trust Executive would be entitled to nine months severance benefits (consisting of base salary and benefits) except, in the case of Milton K. Reeder, who would be entitled to severance equal to 18 months base salary and benefits ("Severance Benefits"). In addition, the Severance Agreements provided that if a Trust Executive's employment with the Trusts was terminated without cause (as defined under the Severance Agreements) such executive would be entitled to Severance Benefits.
In accordance with the Severance Agreements, the Company is obligated to pay a share of severance payments for three Trust Executives whose employment with the Company was terminated without cause. The Company's obligations with respect to those three employees is estimated to be $23,333.


COMPENSATION OF TRUSTEES
------------------------

    Trustee Fees.  The Company pays each independent Trustee an annual fee of
    ------------
$8,000. In 1996, Messrs. Hanson, Morgan, Pollak, and Stansbury each received $8,000 as a Trustee fee and Ms. Legg received $2,000 as a Trustee fee.

    Chairman's Fees.  The Chairman of the Company, as a member of the Executive
    ---------------
Committee and Nominating Committee, is not paid a committee meeting fee for participating in Executive Committee and Nominating Committee meetings. Instead, the Chairman is entitled to an annual fee of $5,000.

    Committee and Other Meeting Fees.  The Trustees are also entitled to be paid
    --------------------------------
$500 for each Board meeting attended in person, $400 for each committee meeting attended in person, and $300 for each Board or committee meeting attended by means of conference telephone call. However, the Chairman is not paid committee fees for Executive Committee and Nominating Committee meetings attended. Trustees are also paid $300 per half day for time spent attending to the Company's business. During 1996, Mr. Hanson was paid $2,800, Ms. Legg was paid $1,700, Mr. Morgan was paid $2,500, Mr. Pollak was paid $3,000, and Mr. Stansbury was paid $2,450, in respect of committee and other meeting fees.

    Reimbursements.  All Trustees are reimbursed for reasonable travel and other
    --------------
out-of-pocket expenses incurred in connection with attending Board and committee meetings.

    As a result of Ms. Legg's ownership interest in E & L, Ms. Legg no longer meets the criteria for Independent Trustee status, and as a result will no longer receive Annual Trustee, Committee and Other Meeting Fees.

    The compensation and expense reimbursement arrangements for Trustees as set forth above may be changed by the Board of Trustees pursuant to the authority granted to it in the Company's Declaration of Trust.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

    The following table sets forth the amount and nature of the beneficial ownership of shares of beneficial interest as of March 28, 1997 by (i) each person known by the Company to own more than 5% of the outstanding shares of beneficial interest (based upon filings made with the Securities and Exchange Commission), (ii) each Trustee, (iii) the executive officer named in the Summary Compensation Table, and (iv) all Trustees and executive officers of the Company as a group.


                                           Number of Shares
                                          Beneficially Owned
    Name (1)                            Directly or Indirectly    Percent
    --------                            ----------------------    -------
    Turkey Vulture Fund XIII, Ltd.               153,500  (2)       5.1%
    Richard M. Osborne Trust                     113,844  (2)        (2)
    7001 Center Street
    Mentor, Ohio  44060

    Peter O. Hanson                               13,940  (3)        (5)
    Lorraine O. Legg                                      --
    Robert E. Morgan                                      --
    James M. Pollak                                1,000  (4)        (5)
    Herbert E. Stansbury, Jr.                             --

    All Trustees and executive
    officers as a group (7 persons)               15,940  (3)(4)     (5)

--------------------
(1) Unless otherwise indicated in these footnotes, the persons listed above have sole voting and investment power over the shares attributable to them, subject to community property laws where applicable.
(2) The Turkey Vulture Fund XIII, Led. ("Fund") beneficially owns 153,500 shares, or approximately 5.1% of the outstanding shares, and the Richard M. Osborne Trust ("Trust") beneficially owns 113,844 shares, or approximately 3.8% of the outstanding shares. The Trust is also a shareholder in the Fund. Because Mr. Richard M. Osborne is sold manager of the Fund and sole trustee of the Trust, (I) Mr. Osborne may be deemed to beneficially own such shares, and (ii) the Trust and the Fund may be deemed members of a group under Section 13(d)(3) of the Exchange Act. Together the Fund and the Trust beneficially own 267,344 shares, or approximately 8.8% of the outstanding shares.
(3) Includes 10,300 shares owned by Mr. Hanson's spouse for which Mr. Hanson disclaims beneficial ownership.
(4) 500 shares are owned by Mr. Pollak's spouse.
(5) Less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the period April 1, 1991 through October 21, 1994, the Company and the other Companies were self-administered through an internalized management structure. Companies that participated in the internalized management structure are collectively referred to as the "Participating Companies". The structure of the self-administered management is described in Item 1.

     As more fully described in Item 2 and Note 2 to the Company's financial statements, effective February 24, 1996, the Company terminated its employee leasing agreement with MPP and signed an agreement with E & L to provide property management and certain other administrative services to the Company. E & L is a wholly-owned subsidiary of a company in which Lorraine O. Legg (the Company's Chief Executive Officer and a Trustee) has an ownership interest. Other than the management fees paid to E & L, Ms. Legg receives no other compensation from the Company.

     The REIT tax rules prohibit a REIT from owning more than 10% of the voting securities of any company (the "10% Ownership Rule"). The Articles of Incorporation of MPP placed certain limitations on the ownership and transfer of MPP shares. The goal of these limitations was to ensure that MPP continued under the control of those Participating Companies that leased employees from MPP to the extent consistent with the 10% Ownership Rule. Messrs. Hanson, Pollak and Stansbury are directors of MPP and the executive officers of the Company (prior to February 23, 1996) are officers of MPP. See Note 2 to the Company's financial statements for a description of the cost reimbursements made to MPP.

--------------------------------------------------------------------------------
                                    PART IV
--------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) FINANCIAL STATEMENTS.  The following Company financial statements are
        --------------------
     filed as part of this report:

                                                        PAGE
                                                        ----
     Report of Independent Public Accountants.........    33
     Consolidated Balance Sheets......................    34
     Consolidated Statements of Operations............    35
     Consolidated Statements of Shareholders' Equity..    36
     Consolidated Statements of Cash Flows............    37
     Supplemental Schedule of Non-Cash Transactions...    38
     Notes to Consolidated Financial Statements.......    39

(a) (2) FINANCIAL STATEMENT SCHEDULES.  The following financial statement
        -----------------------------
schedules are filed as part of this report:

                                                 PAGE
                                                 ----
     Valuation and Qualifying Accounts.........    47
     Real Estate and Accumulated Depreciation..    48

     Schedules for which provision is made in applicable accounting regulations of the Securities and Exchange Commission which have not been included have been omitted because of the absence of conditions for which they are required or because the information is included elsewhere in this report.

(a) (3)  EXHIBITS.
         --------

NO.                              DESCRIPTION
---                              -----------
(In accordance with Item 601 of Regulation S-K)
2.1    Amended and Restated Asset Purchase Agreement dated November 10, 1995 between Meridian Point Realty Trust '83 and Meridian Industrial Trust, Inc.
       filed as Appendix D to Registrant's Amendment #3 to Preliminary Proxy
       Statement filed December 22, 1995 and incorporated herein by reference.

3.1    Amended and Restated Declaration of Trust of the Registrant dated March 5,
       1992 filed as Exhibit 3.l to Registrant's Form 10-K for the fiscal year ended
       December 31, 1991 and incorporated herein by reference.

3.2    Amended and Restated Trustees' Regulations of the Registrant dated March 5,
       1992 filed as Exhibit 3.2 to Registrant's Form l0-K for the fiscal year ended
       December 31, 1991 and incorporated herein by reference.

3.3    Certificate of First Amended and Restated Declaration of Trust of the
       Registrant dated July 12, 1993 filed as Exhibit 3.2 to Registrant's Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference.

4.1 See Exhibits 3.1 through 3.4 for instruments defining rights of security holders.


3.4    Amendments to Amended and Restated Declaration of Trust adopted February
       10, 1995 filed as part of Registrant's Form 8-K dated February 10, 1995 and incorporated herein by reference.

10.1   Employment Agreement dated July 2, 1991 by and among Trust '82, Trust '83,
       Trust '84, Trust IV, Trust VI, Trust VII, Trust VIII, Milton K. Reeder, and
       Meridian Point Company filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended September 30, 1991 and incorporated herein by reference.

10.2   Change of Control Agreement dated December 12, 1991 among Al E. Andrews,
       Jr. and Meridian Point Realty Trust '82, Meridian Point Realty Trust '83,
       Sierra Real Estate Equity Trust '84 Co., Meridian Point Realty Trust IV Co.,
       Meridian Point Realty Trust VI Co., Meridian Point Realty Trust VII Co. and
       Sierra Capital Realty Trust VIII Co. filed as Exhibit 10.11 to Registrant's
       Form l0-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.3   Change of Control Agreement dated December 12, 1991 among Robert A. Dobbin and Meridian Point Realty Trust '82, Meridian Point Realty Trust '83, Sierra
       Real Estate Equity Trust '84 Co., Meridian Point Realty Trust IV Co., Meridian
       Point Realty Trust VI Co., Meridian Point Realty Trust VII Co. and Sierra
       Capital Realty Trust VIII Co. filed as Exhibit 10.12 to Registrant's Form l0-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.4   Change of Control Agreement dated December 12, 1991 among Dennis D. Higgs and Meridian Point Realty Trust '82, Meridian Point Realty Trust '83, Sierra
       Real Estate Equity Trust '84 Co., Meridian Point Realty Trust IV Co., Meridian
       Point Realty Trust VI Co., Meridian Point Realty Trust VII Co. and Sierra
       Capital Realty Trust VIII Co. filed as Exhibit 10.13 to Registrant's Form l0-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.5   Change of Control Agreement dated December 12, 1991 among Barbara J.
       Schuessler and Meridian Point Realty Trust '82, Meridian Point Realty Trust
       '83, Sierra Real Estate Equity Trust '84 Co., Meridian Point Realty Trust IV
       Co., Meridian Point Realty Trust VI Co., Meridian Point Realty Trust VII Co.
       and Sierra Capital Realty Trust VIII Co. filed as Exhibit 10.15 to
       Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.6   Stock Option Agreement, effective April 1, 1991, among Milton K. Reeder,
       Meridian Point Properties, Inc., Meridian Point Company, Meridian Point Realty
       Trust '82, Meridian Point Realty Trust '83, Sierra Real Estate Equity Trust
       '84 Co., Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI
       Co., Meridian Point Realty Trust VII Co. and Sierra Capital Realty Trust VIII
       Co. filed as Exhibit 10.20 to Registrant's Form 10-K for the fiscal year ended
       December 31, 1991 and incorporated herein by reference.

10.7   Master Lease dated July 5, 1988 between Sierra Real Estate Equity Trust '83 and Tencor Instruments filed as Exhibit 10.21 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.8 Joint Venture Agreement of Scripps Venturers, dated December 8, 1982 between Sierra Real Estate Equity Trust and Robert A. Alleborn Associates filed as Exhibit 10.22 to Registrant's Form 10-K for the fiscal year ended
       December 31, 1991 and incorporated herein by reference.

10.9   First Amendment to Joint Venture Agreement of Scripps Venturers, dated
       March 10, 1983 filed as Exhibit 10.23 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.10  Second Amendment to Joint Venture Agreement of Scripps Venturers, dated
       July 1, 1983 filed as Exhibit 10.24 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.11  Third Amendment to Joint Venture Agreement of Scripps Venturers, dated
       December 31, 1987 filed as Exhibit 10.25 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.12  Secured Promissory Note, dated December 27, 1988 for $9,500,000 to First
       Interstate Bank of California on behalf of Scripps Venturers filed as Exhibit
       10.1 to Registrant's Form 8-K, dated December 30, 1988 and incorporated herein by reference.

10.13  Deed of Trust with Assignment of Rents, dated December 27, 1988, between
       Scripps Venturers and First Interstate Bank of California filed as Exhibit
       10.2 to Registrant's Form 8-K, dated December 30, 1988 and incorporated herein by reference.

10.14 Second Deed of Trust with Assignment of Rents, dated December 27, 1988, between Scripps Venturers and First Interstate Bank of California filed as
       Exhibit 10.7 to Registrant's Form 8-K, dated December 30, 1988 and incorporated herein by reference.

10.15  Promissory Note, dated May 22, 1986, for $5,000,000 to New England Mutual
       Life Insurance Company on behalf of Charleston filed as Exhibit 10.32 to Registrant's Form l0-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.16  Deed of Trust and Security Agreement, dated May 22, 1986, between Sierra
       Real Estate Equity Trust '83 and New England Mutual Life Insurance Company for
       Charleston filed as Exhibit 10.33 to Registrant's Form l0-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.17  Loan Agreement dated September 28, 1987, between Sierra Real Estate
       Equity Trust '83 and Home Federal Savings and Loan Association for Golden Cove
       filed as Exhibit 10.1 to Registrant's Form 8-K, dated October 9, 1987 and incorporated herein by reference.

10.18  Note, dated September 28, 1987, for $4,575,000, between Sierra Real
       Estate Equity Trust '83 and Home Federal Savings and Loan Association for
       Golden Cove filed as Exhibit 10.2 to Registrant's Form 8-K, dated October 9,
       1987 and incorporated herein by reference.

10.19  Deed of Trust, dated September 28, 1987, between Sierra Real Estate
       Equity Trust '83 and Home Federal Savings and Loan Association for Golden Cove
       filed as Exhibit 10.3 to Registrant's Form 8-K, dated October 9, 1987 and incorporated herein by reference.

10.20  Modification Agreement, dated August 1, 1991, between Meridian Point
       Realty Trust '83 and The Mutual Benefit Life Insurance Company in
       Rehabilitation for Spokane filed as Exhibit 10.39 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.21  Memorandum of Modification Agreement and First Amendment to Deed of
       Trust, dated December 31, 1991, between Meridian Point Realty Trust '83 and
       The Mutual Benefit Life Insurance in Rehabilitation for Spokane filed as
       Exhibit 10.40 to Registrant's Form 10-K for the fiscal year ended December 31,
       1991 and incorporated herein by reference.

10.22  Indemnity Agreement, dated June 19, 1987, between Sierra Real Estate
       Equity Trust '83 and Thomas B. Swartz filed as Exhibit 10.41 to Registrant's
       Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.23  Indemnity Agreement, dated June 19, 1987, between Sierra Real Estate
       Equity Trust '83 and Robert R. Walker, Jr. filed as Exhibit 10.42 to
       Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.24  Indemnity Agreement, dated June 19, 1987, between Sierra Real Estate
       Equity Trust '83 and William B. Stevenson filed as Exhibit 10.43 to
       Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.25  Indemnity Agreement, dated June 19, 1987, between Sierra Real Estate
       Equity Trust '83 and James B. Davis filed as Exhibit 10.44 to Registrant's
       Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.26  Indemnity Agreement, dated June 19, 1987, between Sierra Real Estate
       Equity Trust '83 and Lee W. Wilson filed as Exhibit 10.45 to Registrant's Form
       10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.27  Indemnity Agreement, dated April 8, 1988, between Sierra Real Estate
       Equity Trust '83 and Herbert E. Stansbury, Jr. filed as Exhibit 10.46 to
       Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.28  Indemnity Agreement, dated April 8, 1988, between Sierra Real Estate
       Equity Trust '83 and Kermit Mowbray filed as Exhibit 10.47 to Registrant's
       Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.29  Indemnity Agreement, dated June 29, 1988, between Sierra Real Estate
       Equity Trust '83 and Thomas B. Swartz filed as Exhibit 10.48 to Registrant's
       Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.30  Indemnity Agreement, dated June 29, 1988, between Sierra Real Estate
       Equity Trust '83 and Robert A. Dobbin filed as Exhibit 10.49 to Registrant's
       Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.31  Indemnity Agreement, dated June 29, 1988, between Sierra Real Estate
       Equity Trust '83 and William B. Stevenson filed as Exhibit 10.50 to
       Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.32  Indemnity Agreement, dated June 29, 1988, between Sierra Real Estate
       Equity Trust '83 and Milton K. Reeder filed as Exhibit 10.51 to Registrant's
       Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.33  Indemnity Agreement, dated June 29, 1988, between Sierra Real Estate
       Equity Trust '83 and Steven B. Sinnett filed as Exhibit 10.52 to Registrant's
       Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.34  Indemnity Agreement, dated June 29, 1988, between Sierra Real Estate
       Equity Trust '83 and Arnold L. Hoffman filed as Exhibit 10.53 to Registrant's
       Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.35  Indemnity Agreement, effective June 6, 1991, between Meridian Point
       Realty Trust '83 and Richard H. Hughes filed as Exhibit 10.55 to Registrant's
       Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.36  Indemnity Agreement, dated August 8, 1989, between Sierra Real Estate
       Equity Trust '83 and William B. Stevenson filed as Exhibit 10.54 to
       Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.37  Indemnity Agreement, effective June 6, 1991, between Meridian Point
       Realty Trust '83 and James M. Pollak filed as Exhibit 10.56 to Registrant's
       Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.38  Indemnity Agreement, dated September 13, 1991, between Meridian Point
       Realty Trust '83 and Al E. Andrews, Jr. filed as Exhibit 10.57 to Registrant's
       Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.39  Indemnity Agreement, dated March 5, 1992, between Meridian Point Realty
       Trust '83 and Arnold L. Hoffman filed as Exhibit 10.58 to Registrant's Form
       10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.40  Indemnity Agreement, dated March 5, 1992, between Meridian Point Realty
       Trust '83 and Milton K. Reeder filed as Exhibit 10.59 to Registrant's Form 10-
       K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.41  Indemnity Agreement, dated March 5, 1992, between Meridian Point Realty
       Trust '83 and Robert A. Dobbin filed as Exhibit 10.60 to Registrant's Form 10-
       K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.42  Indemnity Agreement, dated March 5, 1992, between Meridian Point Realty
       Trust '83 and Dennis D. Higgs filed as Exhibit 10.61 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.43  Indemnity Agreement, dated March 5, 1992, between Meridian Point Realty
       Trust '83 and James S. McCaffrey filed as Exhibit 10.62 to Registrant's Form
       10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.44  Indemnity Agreement, dated March 5, 1992, between Meridian Point Realty
       Trust '83 and Steven B. Sinnett filed as Exhibit 10.63 to Registrant's Form
       10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.45  Indemnity Agreement, dated March 5, 1992, between Meridian Point Realty
       Trust '83 and Barbara J. Finnegan filed as Exhibit 10.64 to Registrant's Form
       10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.46  Amended and Restated Articles of Incorporation of Meridian Point
       Properties filed March 24, 1992 filed as Exhibit 10.65 to Registrant's Form
       10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.47  Indemnity Agreement, dated March 5, 1992, between Meridian Point Realty
       Trust '83 and Meridian Point Properties, Inc. filed as Exhibit 10.66 to
       Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.48  Indemnity Agreement, dated March 5, 1992, between Meridian Point Realty
       Trust '83 and Meridian Point Company filed as Exhibit 10.67 to Registrant's
       Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.49  Amended and Restated Employee Leasing Agreement, effective March 24,
       1992, among Meridian Point Realty Trust '82, Meridian Point Realty Trust '83,
       Sierra Real Estate Equity Trust '84 Co., Meridian Point Realty Trust IV Co.,
       Meridian Point Realty Trust VI Co., Meridian Point Realty Trust VII Co., and
       Sierra Capital Realty Trust VIII Co. filed as Exhibit 10.l to Registrant's
       Form l0-Q for the quarter ended June 30, 1992 and incorporated herein by reference.

10.50  Amended and Restated Registrar, Transfer Agent, Dividend Disbursement and
       Service Agreement, effective March 24, 1992, among Meridian Point Properties,
       Inc. and Meridian Point Realty Trust '82, Meridian Point Realty Trust '83,
       Sierra Real Estate Equity Trust '84 Co., Meridian Point Realty Trust IV Co.,
       Meridian Point Realty Trust VI Co., Meridian Point Realty Trust VII Co., and
       Sierra Capital Realty Trust VIII Co. filed as Exhibit 10.2 to Registrant's
       Form l0-Q for the quarter ended June 30, 1992 and incorporated herein by reference.

10.51  Amendment No. l to Stock Option Agreement, effective March 24, 1992, among Milton K. Reeder, Meridian Point Properties, Inc., Meridian Point Realty
       Trust '82, Meridian Point Realty Trust '83, Sierra Real Estate Equity Trust
       '84 Co., Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI
       Co., Meridian Point Realty Trust VII Co., and Sierra Capital Realty Trust VIII
       Co. filed as Exhibit 10.3 to Registrant's Form l0-Q for the quarter ended June
       30, 1992 and incorporated herein by reference.

10.52  Sublease dated September 11, 1992 between Chicago Title Insurance Company and Meridian Point Properties, Inc. filed as Exhibit 10.64 to Registrant's
       Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

10.53  Indemnity Agreement effective February l, 1992 between Meridian Point
       Realty Trust '83 and Debra H. Paul filed as Exhibit 10.65 to Registrant's Form
       10-K for the fiscal year ended December 31,1992 and incorporated herein by reference.

10.54  Indemnity Agreement dated September l0, 1992 between Meridian Point
       Realty Trust '83 and Dennis D. Higgs filed as Exhibit 10.66 to Registrant's
       Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

10.55  Secured Promissory Note dated February 23, 1993 in the amount of
       $2,345,000 made by Meridian Point Realty Trust '83 for Principal Mutual Life
       Insurance Company filed as Exhibit 10.68 to Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

10.56  Deed of Trust, Security Agreement and Assignment of Rents dated February
       23, 1993 between Meridian Point Realty Trust '83, Ronald B. Franklin, and
       Principal Mutual Life Insurance Company filed as Exhibit 10.69 to Registrant's
       Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

10.57  Indemnity Agreement dated April 9, 1992 between Meridian Point Realty
       Trust '83 and Peter O. Hanson filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended March 31, 1993 and incorporated herein by reference.

10.58  Indemnity Agreement dated March 4, 1993 between Meridian Point Realty
       Trust '83 and Earl F. Cheit filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended March 31, 1993 and incorporated herein by reference.

10.59  Indemnity Agreement dated March 4, 1993 between Meridian Point Realty
       Trust '83 and Robert E. Morgan filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended March 31, 1993 and incorporated herein by reference.

10.60  Amendment No. 1 to Employment Agreement of Milton K. Reeder dated
       September 14, 1993 filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

10.61  Letter Agreement dated August 2, 1993 amending Change of Control
       Agreement for Al E. Andrews, Jr. filed as Exhibit 10.2 to Registrant's Form
       10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

10.62  Letter Agreement dated August 2, 1993 amending Change of Control
       Agreement for Robert A. Dobbin filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

10.63  Letter Agreement dated August 2, 1993 amending Change of Control
       Agreement for Barbara S. Finnegan filed as Exhibit 10.4 to Registrant's Form
       10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

10.64  Letter Agreement dated August 2, 1993 amending Change of Control
       Agreement for Dennis D. Higgs filed as Exhibit 10.5 to Registrant's Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

10.65  Purchase and Sale Agreement dated June 15, 1993 between Thomas C.
       Farnsworth, Jr. and Meridian Point Realty Trust '83 (for Memphis 15 property)
       filed as Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended
       September 30, 1993 and incorporated herein by reference.

10.66  Indemnity Agreement dated October 29, 1993 between Meridian Point Realty
       Trust '83 and Lorraine O. Legg filed as Exhibit 10.61 to Registrant's Form 10-
       K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10.67  Promissory Note, dated March 1, 1994, for $4,919,266 to New England Life
       Insurance Company, executed by Meridian Point Realty Trust '83 filed as
       Exhibit 10.62 to Registrant's Form 10-K for the fiscal year ended December 31,
       1993 and incorporated herein by reference.

10.68  Deed of Trust and Security Agreement, dated March 1994 between Meridian
       Point Realty Trust '83 and New England Life Insurance Company filed as Exhibit
       10.63 to Registrant's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10.69  Environmental Indemnity Agreement, dated March 1, 1994, between Meridian
       Point Realty Trust '83 and New England Life Insurance Company filed as Exhibit
       10.64 to Registrant's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10.70  Assignment of Leases and Rents, dated March 1994, between Meridian Point
       Realty Trust '83 and New England Life Insurance Company filed as Exhibit 10.65 to Registrant's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10.71  Escrow Agreement, dated March 4, 1994, by and among New England Life
       Insurance Company, Meridian Point Realty Trust '83, and Norris, Beggs, and
       Simpson filed as Exhibit 10.66 to Registrant's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10.72  Modification of Note Agreement, dated January 14, 1994 between First
       Interstate Bank of California and Scripps Venturers filed as Exhibit 10.1 to
       Registrant's Form 10-Q for the quarter ended March 31, 1994 and incorporated herein by reference.

10.73  Extension and Modification Agreement, dated June 29, 1994, between First
       Interstate Bank of California and Scripps Venturers filed as Exhibit 10.1 to
       Registrant's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference.

10.74  Letter Agreement modifying Loan No. 331423 dated May 4, 1994, between
       Mutual Benefit Life Insurance Company in Rehabilitation and Meridian Point
       Realty Trust '83 filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference.

10.75  Indemnity Agreement dated June 3, 1994 between Meridian Point Realty
       Trust '83 and Peter O. Hanson filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference.

10.76 Amendment No. 1 to Amended and Restated Employee Leasing Agreement, effective as of February 1, 1994 filed as Exhibit 10.1 to Registrant's Form
       10-Q for the quarter ended September 30, 1994 and incorporated herein by reference.

10.77  Stock Purchase Agreement dated as of September 22, 1994 between Meridian
       Point Realty Trust '83 and Hunt Realty Acquisitions, L.P. filed as Exhibit
       10.1 to Registrant's Form 8-K dated September 22, 1994 and incorporated herein by reference.

10.78  Purchase and Sale Agreement entered into December 2, 1994 by and between
       Meridian Point Realty Trust '83 and DJ&J Software Corporation filed as Exhibit
       10.1 to Registrant's Form 8-K, dated December 29, 1993 and incorporated herein by reference.

10.79 Amendment No. 1 to Stock Purchase Agreement dated November 22, 1994, between Meridian Point Realty Trust '83 and Hunt Realty Acquisitions, L.P.
       filed as Exhibit 10.1 to Registrant's Form 8-K dated January 17, 1995 and incorporated herein by reference.

10.80  Indemnity Agreement effective January 3, 1995, between Meridian Point
       Realty Trust '83 and Brian F. Zywiciel filed as Exhibit 10.1 to Registrant's
       Form 8-K dated January 3, 1995, and incorporated herein by reference.

10.81  Indemnity Agreement effective January 3, 1995, between Meridian Point
       Realty Trust '83 and Barbara S. Finnegan filed as Exhibit 10.2 to Registrant's
       Form 8-K dated January 3, 1995, and incorporated herein by reference.

10.82  Indemnity Agreement effective January 3, 1995, between Meridian Point
       Realty Trust '83 and Brian F. Zywiciel filed as Exhibit 10.3 to Registrant's
       Form 8-K dated January 3, 1995, and incorporated herein by reference.

10.83  Agreement for Dissolution and Winding Up of Scripps Ventures, effective
       December 31, 1995.

10.84 Amended and Restated Asset Purchase Agreement dated November 10, 1995 between Meridian Point Realty Trust '83 and Meridian Industrial Trust, Inc.
       filed as Appendix D to Registrant's Amendment No. #3 to Preliminary Proxy
       Statement filed December 22, 1995 and incorporated herein by reference.

10.85  Agreement between Meridian Point Realty Trust '83 and E & L Associates,
       Inc. dated February 23, 1996.

(b)  REPORTS ON FORM 8-K.
     -------------------

     The following Form 8-K report was filed during the quarter ended December 31, 1996:

     None

(c) The exhibits listed in Item 14(a)(3) above are submitted as part of this report.

(d) The financial statement schedules listed in Item 14(a)(2) above are submitted as part of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 1997                   MERIDIAN POINT REALTY TRUST '83


                                        By:    /s/ Lorraine O. Legg
                                           -------------------------------------
                                           Lorraine O. Legg
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       /s/ Lorraine O. Legg                      Dated:  March 28, 1997
--------------------------------------
Lorraine O. Legg
President and Chief Executive Officer
(Principal Executive Officer)


       /s/ John E. Castello                      Dated:  March 28, 1997
--------------------------------------
John E. Castello
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)


       /s/ Herbert E. Stansbury, Jr              Dated: March 28, 1997
--------------------------------------
Herbert E. Stansbury, Jr.
Chairman and Trustee


       /s/ Peter O. Hanson                       Dated:  March 28, 1997
--------------------------------------
Peter O. Hanson
Trustee


       /s/ Lorraine O. Legg                      Dated:  March 28, 1997
--------------------------------------
Lorraine O. Legg
Trustee


       /s/ Robert E. Morgan                      Dated:  March 28, 1997
--------------------------------------
Robert E. Morgan
Trustee


       /s/ James M. Pollak                       Dated:  March 28, 1997
--------------------------------------
James M. Pollak
Trustee

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

--------------------------------------------------------------------------------
To The Shareholders and Board of Trustees of Meridian Point Realty Trust '83:

          We have audited the accompanying Consolidated Balance Sheets of Meridian Point Realty Trust '83 (a California business trust) as of December 31, 1996 and 1995, and the related Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meridian Point Realty Trust '83 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

          Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Financial Statement Schedules listed in Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



/s/ Arthur Andersen LLP
ARTHUR ANDERSEN LLP

San Francisco, California
March 25, 1997

                        MERIDIAN POINT REALTY TRUST '83
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                              1996           1995
---------------------------------------------------------------------
ASSETS
INVESTMENT IN REAL ESTATE HELD FOR SALE:
Rental Properties, Net                    $  8,723,639   $ 40,276,221
Less:   Accumulated Depreciation            (2,532,066)   (11,495,736)
---------------------------------------------------------------------
                                             6,191,573     28,780,485
OTHER ASSETS:
Cash and Cash Equivalents                    4,437,422      2,525,918
Cash Held in Escrow                                 --         98,363
Restricted Cash                              1,580,139      1,119,831
Accounts Receivable, Net of Reserves of
 $197,452 and $178,146 as of December 31,
 1996 and 1995, respectively                    32,353        193,796
Notes Receivable From Affiliates                    --         84,000
Investment in Real Estate Investment Trust          --         79,500
Capitalized Loan Costs, Net of Accumulated
 Amortization of $95,491 and 324,324 as of
 December 31, 1996 and 1995, respectively       17,983         65,445
Capitalized Lease Commissions, Net of
 Accumulated Amortization of $49,128 and
 $522,059 as of December 31, and 1995,
 respectively                                   40,130        548,856
Other Assets, Net                               46,364        557,142
---------------------------------------------------------------------
TOTAL ASSETS                              $ 12,345,964   $ 34,053,336
=====================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Mortgage Notes Payable, Net               $  4,627,123   $ 20,873,011
Due to Affiliates                                   --         67,046
Accounts Payable                                13,139        368,861
Prepaid Rent, Tenant Deposits and Other
 Liabilities                                   192,354        518,265
---------------------------------------------------------------------
TOTAL LIABILITIES                            4,832,616     21,827,183
---------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Shares of Beneficial Interest - $1.00
 stated value:
    Authorized - Unlimited; 3,031,618
    shares issued and outstanding as of
    December 31, 1996 and 1995               3,031,618      3,031,618
Paid-in Capital                             22,755,694     22,755,694
Distributions in Excess of Income          (18,273,964)   (13,561,159)
---------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                   7,513,348     12,226,153
---------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                   $ 12,345,964   $ 34,053,336
=====================================================================

 The accompanying notes are an integral part of these consolidated statements.

                        MERIDIAN POINT REALTY TRUST '83
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                             1996        1995         1994
-----------------------------------------------------------------------------
REVENUES:
Rentals from Real Estate Investments      $2,026,861  $5,834,499   $6,440,653
Interest and Other                           264,902     311,627      137,649
-----------------------------------------------------------------------------
TOTAL REVENUES                             2,291,763   6,146,126    6,578,302
-----------------------------------------------------------------------------

EXPENSES:
Interest and Amortization of Debt            651,111   2,177,988    2,397,846
 Discount
Property Taxes                               183,136     612,621      691,126
Property Operating Costs, Including
 Amounts Paid to Related Parties of
 $236,098, $466,125, and $501,403,
 respectively                                664,101   1,576,378    1,330,156
Legal Costs                                   47,724      26,653      415,697
General and Administrative, Including
 Amounts Paid to Related Parties of
 $56,190, $106,544, and $89,858,
 respectively                                276,283     429,218      438,028
Expenses of Terminated Stock Purchase             --     363,133           --
Provision for Environmental Clean-up
 Costs                                            --          --      140,000
Depreciation and Amortization                372,240   1,494,611    1,645,341
-----------------------------------------------------------------------------
TOTAL EXPENSES                             2,194,595   6,680,602    7,058,194
-----------------------------------------------------------------------------

INCOME (LOSS) BEFORE GAIN ON SALE OF
 PROPERTY                                     97,168    (534,476)    (479,892)
Gain on Disposition of Properties          2,582,606          --       58,977
-----------------------------------------------------------------------------

NET INCOME (LOSS)                         $2,679,774   ($534,476)   ($420,915)
=============================================================================

NET INCOME (LOSS) PER SHARE                    $0.88      ($0.18)      ($0.14)
=============================================================================

 The accompanying notes are an integral part of these consolidated statements.

                        MERIDIAN POINT REALTY TRUST '83
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                     SHARES OF
                                BENEFICIAL INTEREST                DISTRIBUTIONS
                               ---------------------    PAID-IN      IN EXCESS
                                SHARES      AMOUNT      CAPITAL      OF INCOME
--------------------------------------------------------------------------------
BALANCE - JANUARY 1, 1994      3,031,618  $3,031,618  $22,755,694   ($12,605,768)
Net Loss                              --          --           --       (420,915)
--------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1994    3,031,618   3,031,618   22,755,694    (13,026,683)
Net Loss                              --          --           --       (534,476)
--------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1995    3,031,618   3,031,618   22,755,694    (13,561,159)
Net Income                                                             2,679,774
Distributions Paid                    --          --           --     (7,392,579)
--------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1996    3,031,618  $3,031,618  $22,755,694   ($18,273,964)
================================================================================

   The accompany notes are an integral part of these consolidated statements.

                        MERIDIAN POINT REALTY TRUST '83
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                  1996          1995          1994
-------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                             $ 2,679,774   ($  534,476)  ($  420,915)
Adjustments to Reconcile Net Income
 (Loss) to Net Cash Provided by Operating
 Activities:
    Gain on Disposition of Properties          (2,582,606)           --       (58,977)
    Depreciation                                  317,048     1,340,402     1,510,082
    Amortization of Debt Discount                   5,438        89,128        62,670
          Amortization - Other                     66,779       182,225       190,971
          Rent Adjustment                              --        77,083        86,518
          Realized Gain on Marketable
           Securities                                  --            --        (2,997)
Decrease (Increase) in Cash Held in Escrow         98,363        (5,666)       16,854
Increase in Restricted Cash                      (460,308)     (451,475)     (370,095)
Decrease (Increase) in Accounts Receivable        161,443        81,788       (57,513)
Increase in Other Assets                         (129,724)      (75,755)     (220,160)
Increase (Decrease) in Accounts Payable          (260,354)      (57,998)       67,186
Increase in Due to Affiliates                      16,954        13,662        24,909
Increase (Decrease) in Other Liabilities         (325,911)      (36,794)      200,743
-------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                      (413,104)      622,124     1,029,276
-------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Improvements to Existing Real Estate              (70,397)     (768,345)     (452,963)
Additions to Capitalized Lease Commissions        (46,064)     (390,539)      (63,760)
Dividends Received from Marketable Securities          --            --         4,832
Investment in Real Estate Investment Trust             --       (79,500)           --
Purchase of Personal Property                          --            --        (7,246)
-------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES            (116,461)   (1,238,384)     (519,137)
-------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Disposition of Properties         3,603,849            --     3,200,669
Principal Payments on Mortgage Notes             (162,346)   (1,842,785)   (1,047,442)
Cash Disbursed Due to Refinancing                      --            --      (209,829)
Cash Distributions Paid                        (1,000,434)           --            --
-------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                     2,441,069    (1,842,785)    1,943,398
-------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND
       EQUIVALENTS                              1,911,504    (2,459,045)    2,453,537
CASH AND CASH EQUIVALENTS, BEGINNING
       OF PERIOD                                2,525,918     4,984,963     2,531,426
-------------------------------------------------------------------------------------

       END OF PERIOD                          $ 4,437,422   $ 2,525,918   $ 4,984,963
=====================================================================================

 The accompanying notes are an integral part of these consolidated statements.

                        MERIDIAN POINT REALTY TRUST '83
                 SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                 1996       1995        1994
Disposition of Properties Due to Sale:
Proceeds from Sale of Properties Used
   to Pay Down Mortgage Notes Payable           $   --      $  --    $2,294,169
   Disposition of Properties, Net                   --         --     5,345,708
   Elimination of Mortgage Notes Payable            --         --     2,294,169
   Proceeds from Disposition of Assets -
     Shares of Meridian Industrial Trust,
     Inc. (MIT) Common Stock                    6,392,145      --            --
   Mortgages Assumed by MIT                    16,334,297      --            --
   Disposition of Properties, Net             (22,343,329)     --            --
   Reduction in Other Assets
     Related to Properties Sold                (1,403,250)     --        90,153
   Distribution Paid in Shares of
     MIT Common Stock                          (6,392,145)     --            --
   Redemption of Investment in Real
     Estate Trust                                 (79,500)     --            --

 The accompanying notes are an integral part of these consolidated statements.

                        MERIDIAN POINT REALTY TRUST '83
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

       (a) ORGANIZATION. Meridian Point Realty Trust '83 (the "Company") is a business trust organized under the laws of the State of California for the purpose of acquiring, operating, holding for investment and ultimately selling income-producing commercial and industrial property. The Company was formed as a self-liquidating/finite life trust. Under this self-liquidating policy, the Company may not invest net proceeds from sales or refinancings in additional properties. Company operations commenced on April 12, 1983.

       From April 1, 1991 to February 23, 1996, the Company operated under a self-administered management structure in conjunction with other commonly-sponsored real estate companies (the Company and such other real estate companies are collectively referred to herein as the "Companies"). Under this management structure, Meridian Point Properties, Inc. ("MPP"), a captive company controlled by the Companies, leased employees to the Company at cost to perform the administrative, accounting, asset management, and property management functions. In addition, through December 31, 1994, MPP, at cost, acted as the transfer agent for the Companies and provided shareholder account maintenance and dividend disbursement services. The reimbursements made to MPP are allocated among the Companies in accordance with agreements between MPP and the Companies.

       Effective February 24, 1996, the Company terminated its employee leasing agreement with MPP and entered into an agreement with E & L Associates, Inc. ("E & L", see Note 2).

       On February 22, 1996, and as more fully described in Note 6, the Company's shareholders approved the sale of substantially all of the Company's real estate assets to Meridian Industrial Trust, Inc. ("MIT") for approximately $3.6 million in cash, 390,360 shares of MIT common stock, and the assumption of certain mortgage notes and other liabilities by MIT (collectively referred to as the "Asset Sale"). The sale was completed on February 23, 1996 at which time the Company also announced a dividend payable on March 22, 1996 of approximately $1 million in cash (or $0.33 per share of beneficial interest in the Company) and all of the 390,360 shares of MIT common stock (or 0.1287 of a share of MIT common stock per share of beneficial ownership in the Company) to shareholders of record at the close of business on March 12, 1996.

       (b) ESTIMATES, RISKS AND UNCERTAINTIES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

       Subsequent to the February 23, 1996 Asset Sale discussed in Note 6, the Company's ability to (i) meet its remaining mortgage obligation and (ii) provide future distributions (other than the March 22, 1996 dividend referred to above) either from operations or the ultimate disposition of its sole remaining property, the Charleston Business Park, located in Mountain View, California ("Charleston"), may be impacted by, among other factors, the contingencies discussed on Note 7, trends in the economy, the financial condition of tenants and prospective tenants, increases or decreases in operating expenses, income tax laws, governmental regulations and legislation, real estate market fluctuations, zoning changes, changes in interest rates, or the entry of other competitors to the market. Additionally, the Federal Government and the state of California have adopted laws and regulations relating to the ownership of real estate. Compliance with these requirements may from time to time require capital expenditures by the Company (for example, expenditures necessary to comply with the Americans with Disabilities Act or changes in local building or other codes). The accompanying financial statements do not provide for any adjustments with regard to these uncertainties.

       From time to time, the Company is subject to legal claims arising in the ordinary course of business in connection with the Company's ownership of real estate and leasing of such real estate to tenants. The Company maintains liability insurance, subject to customary deductibles and, accordingly, management does not believe the ultimate resolution of such matters will have a material effect on the Company's financial position.

       (c) INSURANCE. Charleston is located in an area that is subject to earthquake activity and the Company's comprehensive liability, fire, flood, extended coverage and rental loss insurance does not cover damage resulting from an earthquake and certain other losses. Accordingly, should Charleston sustain damage as a result of an earthquake or other uninsured loss, the Company could lose its investment in, and anticipated profits and cash flows from Charleston. The accompanying financial statements do not reflect any adjustments for these uncertainties.

       (d) CONSOLIDATION. The consolidated financial statements, include the Company and Scripps Venturers ("Scripps"), a joint venture between the Company and Robert A. Alleborn Associates of December 31, 1995 and Scripps' results of operations for the period from January 1, 1996 through February 22, 1996 and the years ended December 31, 1995 and 1994. No minority interest is reflected as the minority partner has no equity in the venture due to the allocation of prior losses. Scripps was sold as part of the Asset Sale.

       (e) STATEMENTS OF CASH FLOWS. For purposes of the statements of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

       Cash paid for interest was $634,087, $2,070,567 and $2,214,225 for the years ended December 31, 1996, 1995, and 1994, respectively.

       (f) INVESTMENT IN REAL ESTATE AND DEPRECIATION METHODS. In accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Assets and for Long Lived-Assets to Be Disposed Of", investments in Real Estate are stated at the lower of depreciated cost or net realizable value. Net realizable value for financial reporting purposes: (i) is evaluated and identified quarterly by the Company on a property by property basis using undiscounted cash flows; (ii) is measured by comparing the Company's estimate of fair value based upon either sales comparables or the net cash expected to be generated by the property (comprised of the forecasted operations for the property based upon historical results, together with management's estimates of the property's future occupancy, lease rates and capital improvement requirements), less estimated carrying costs (including interest) throughout the anticipated holding period, plus the estimated cash proceeds from the ultimate disposition of the property; and (iii) is not necessarily an indication of a property's current value or the amount that will be realized upon the ultimate disposition of the property. To the extent net realizable value is less than the carrying value of the property, a Provision for Decrease in Net Realizable Value is recorded in the amount by which the carrying value exceeds estimated fair value. As of December 31, 1996, the Company's investment in Real Estate is stated at depreciated cost. At December 31, 1995, the Company's Investment in Real Estate is stated net of a cumulative Provision for Decrease in Net Realizable Value of $838,000. Investors should consider any net realizable value provisions in evaluating realization of their investments (see Note 3).

       Depreciation and amortization have been calculated under the straight-line method, based upon the estimated useful lives of the assets. Property and property additions are depreciated over 35 years. Expenditures for maintenance, repairs, and improvements which do not materially prolong the normal useful life of an asset are charged to operations as incurred. Leasing commissions and tenant improvements are amortized under the straight-line method over the terms of the related leases.

  Since the Company entered into an exclusive listing agreement for the sale of the Charleston property on June 27, 1996, the Company ceased depreciating the property as of August 1, 1996. In December 1996, the Company entered into a letter of intent to sell Charleston to an unrelated third party at a price of $12,500,000 less a $1,000,000 credit in favor of the buyer for potential remediation work. The parties continue to negotiate the terms of this prospective sale, including the provision of certain environmental indemnities from the prospective buyer as discussed in Note 7. Management anticipates that the final terms of this sale will not differ materially from the terms of the letter of intent; however, management can provide no assurances as to the timing, final terms or closure of this or any other sale of Charleston.

  (g) RENTALS FROM REAL ESTATE INVESTMENTS. Certain of the Company's leases relating to its properties require lessees to pay all or a portion of real estate taxes, insurance, and operating costs ("Expense Recaptures"). Expense Recaptures of $351,186, $718,746 and $644,201 for the years ended 1996, 1995, and 1994, respectively, have been included in Rentals from Real Estate Investments.

  All leases are classified as operating leases. The Company recognizes rental income on the straight-line basis over the terms of the leases. Deferred rent receivable, included in other assets, represents the excess of rental revenue recognized on a straight-line basis over cash received under the applicable lease provisions.

  (h) INCOME TAXES. The Company elected to be treated as a real estate investment trust ("REIT") for the tax years ended December 31, 1996, 1995, and 1994, under Sections 856-860 of the Internal Revenue Code. Under these provisions, the Company is allowed a deduction for distributions paid to shareholders if the Company satisfies certain income, asset, and distribution requirements.

  As a result of the Company's net operating loss carryforwards utilized in 1996, 1995, and 1994, the Company has no federal taxable income. Accordingly, no provision for federal income taxes has been made in the accompanying statements of operations for the years ended December 31, 1996, 1995, and 1994.

  (i) CAPITALIZED LOAN COSTS. Amounts paid to acquire long-term loans have been capitalized and amortized in relation to the loans.

  (J) RECLASSIFICATIONS. Certain prior year amounts have been reclassified in the financial statements and the related notes to conform to the 1996 presentation.

2.  RELATED PARTIES.

  For the years ended December 31, 1996, 1995, and 1994, the Company incurred fees and expenses for services rendered by the trustees of the Company totaling $56,190, $106,544 and $89,858, respectively. Such amounts were paid directly to the trustees.

  Cost reimbursements made to MPP under the management structure discussed in
Note 1 amounted to $140,178, $466,125 and $501,403 and are classified within Property Operating Costs on the accompanying consolidated statements of operations.

          In accordance with agreements between the Companies and MPP, these reimbursements were allocated among the Companies based on (i) gross rental receipts of the Companies' properties and the Companies' relative real estate assets for property and asset management costs; and (ii) proportionate time incurred, the number of shareholders and relative real estate assets for costs incurred in conducting the Companies' daily operations. In the opinion of management, the allocation methodology is reasonable.

          As discussed in Note 1, the Company terminated its employee leasing agreement with MPP and entered into an agreement with E & L. Under this agreement, E & L provides property management and certain other services to the
Company.   Under the agreement, E & L received a monthly fee of $8,333 through
June 30, 1996. Effective July 1, 1996 the monthly management fee payment is $10,000. During the year ended December 31, 1996, E & L received management fees of $95,920, all of which is included within Property Operating Costs on the accompanying consolidated statements of operations. E & L is a wholly-owned subsidiary of a company in which Lorraine O. Legg (the Company's Chief Executive Officer and a Trustee) has an ownership interest. Other than the management fees paid to E & L, Ms. Legg receives no other compensation from the Company.

 3.   RENTAL PROPERTIES, NET

      Rental properties, net at December 31, 1996 and 1995 consisted of the following:

                                 1996        1995

    Land                      $2,084,923  $ 8,883,944
    Buildings                  6,254,983   27,148,399
    Capital Improvements         383,733    4,169,163
    Construction in Progress          --       74,715
  ---------------------------------------------------

    Total                     $8,723,639  $40,276,221
  ===================================================

          At December 31, 1996 there was no cumulative provision for decrease in net realizable value. At December 31, 1995, rental properties were stated net of a cumulative provision for decrease in net realizable value of $838,000.

          At December 31, 1996, Charleston was 100% leased to three tenants representing approximately 17%, 73% and 10% (based upon square footage), with leases expiring in 1997, 1998 and 2000, respectively. The tenant under lease for 73% of the square footage has vacated the premises but continues to honor the lease which expires January 31, 1998.

          All of the Company's leases relating to its rental properties are operating leases. The minimum future rental revenues from leases in effect as of December 31, 1996, are as follows:

                          1997                 $1,064,169
                          1998                    165,601
                          1999                    100,800
                          2000                      8,400

           See Note 6 for a discussion of property dispositions.

4.  MORTGAGE NOTES PAYABLE, NET.

          The following table presents information regarding the Company's mortgage notes payable at December 31, 1996 and 1995. All debt instruments are first lien notes secured by the rental properties.

                                       STATED        DISCOUNTED       ANNUAL     MATURITY      BALANCE AS OF DECEMBER 31,
                                    INTEREST RATE   INTEREST RATE    PAYMENTS      DATES        1996                1995

Charleston Business Park, Mt.         8.750%           --           $526,543     03/01/99      $4,627,123        $ 4,738,563
 View, CA
Golden Cove, Palos Verdes, CA        Variable          --            313,559     11/01/97          --              3,253,775
N. Irvine Business Park, Santa        8.500%           --            277,116     03/01/96          --              2,096,774
 Ana, CA
Airport Bldg. 14, Memphis, TN         9.500%         13.600%         153,450     08/01/03          --                819,589
Airport Bldg. 16A & B, Memphis, TN    9.250%         13.600%         125,869     09/01/09          --                971,517
El Dorado Industrial Plaza,          10.625%           --            189,076     09/01/08          --              1,314,923
 Phoenix, AZ
Scripps Business Ranch, San          Variable          --            951,739     03/31/96          --              7,982,646
 Diego, CA
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                4,627,123         21,177,787
Less Unamortized Discount                                                                          --               (304,776)
----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                          $4,627,123        $20,873,011
==================================================================================================================================

     Principal payments are due
      as follows:

                                    --------------------------------------------
                                    1997                              $  121,591
                                    1998                                 132,668
                                    1999                               4,372,864
                                    --------------------------------------------
                                    TOTAL                             $4,627,123
                                    ============================================

          On March 11, 1994, the mortgage note securing Charleston was restructured. The new loan, in original principal amount of $4,919,266, is for five years with a maturity date of March 1, 1999, and calls for monthly principal and interest payments based on an interest rate of 8.75% per annum and a twenty-year amortization schedule.

          The restructuring of the Charleston mortgage note required that the Company make monthly payments of $35,000 to an escrow account through December 1995. Such escrow payments will continue through the maturity of the Charleston mortgage note, except that, subsequent to the expiration of the lease referred to in Note 3 for the tenant under lease for 73% of the square footage (which lease expires January 31, 1998), such monthly escrow payments will be equal to ninety percent (90%) of the property's net cash flow. This escrow account will be available to fund the cost of remediation, if any, of the groundwater contamination at the property (see Note 7). Any funds remaining will be applied to the mortgage loan as a principal pay down upon the maturity of the loan. As of December 31, 1996 and 1995, the escrow account has a balance of $1,580,139 and $1,119,831, respectively.

5.            WEIGHTED AVERAGE SHARES OUTSTANDING.

          The net income (loss) per share was computed based on weighted average shares outstanding of 3,031,618 for 1996, 1995 and 1994.

6.            DISPOSITIONS OF PROPERTY.

          As discussed in Note 1, on February 23, 1996, the Company sold all of its real estate assets except Charleston to MIT for $3.6 million in cash, 390,360 shares of MIT common stock, and the assumption of certain mortgage notes and other liabilities by MIT. The MIT common stock was valued at $6,392,145.
In addition, the Company sold all of its personal property. The details of these transactions are as follows:

                                   Mortgage
                       Selling       Notes      Property      Other       Gain or
     Property           Price       Assumed       Basis       Costs        (Loss)
-----------------------------------------------------------------------------------

Scripps              $ 3,472,070  $ 7,965,980  $ 8,253,975  $  329,088  $ 2,854,987
Golden Cove            1,814,467    3,195,467    3,364,489      39,278    1,606,167
Airport #14              996,870      813,290    2,129,470     196,496     (515,806)
North Irvine             995,329    2,080,234    2,435,232     136,489      503,842
El Dorado                849,252    1,310,809    2,060,263     117,905      (18,107)
Airport #17              782,313            0    1,972,250     129,636   (1,319,573)
Airport #16A             528,714      648,906      910,384     224,213       43,023
Airport #3               384,071            0      760,232      81,775     (457,936)
Airport #16B             169,059      319,611      457,034     148,370     (116,734)
                   ----------------------------------------------------------------
                       9,992,145   16,334,297   22,343,329   1,403,250    2,579,863
Personal Property
  and Investments         93,309           --       90,566          --        2,743
                   ----------------------------------------------------------------
    Total            $10,085,454  $16,334,297  $22,433,895  $1,403,250  $ 2,582,606
                   ================================================================

Unaudited Pro Forma Information
-------------------------------

        If the sale of the properties and investments had occurred on January 1, 1996 and the employee leasing agreement with Meridian Point Properties, Inc. had been replaced by the management agreement with E & L Associates, Inc., the Company's pro forma results of operations for the year ended December 31, 1996 would have been:

                               Revenues              $1,535,023
                               Expenses               1,284,615
                                                   ------------
                               Net Income            $  250,408
                                                   ============

                               Net Income per Share  $     0.08
                                                   ============

        On December 29, 1994, the Company sold one of the buildings located at Scripps Business Ranch Park property for a selling price of $1,228,109. The net proceeds totaling $1,215,517, after deductions for closing costs and prorated items, were used to pay down the mortgage note secured by this property. In connection with this sale, the Company recognized a gain on sale of property totaling $25,208.

        On December 28, 1994, the Company sold the Homestead Trade Center property. The selling price of $4,900,000 was paid entirely in cash. The Company received net cash proceeds of $3,200,669 after deductions for: (i) payoff of the mortgage note securing the property amounting to $1,078,652; (ii) interest in the amount of $11,141; (iii) a prepayment penalty associated with the payoff of the mortgage note amounting to $98,229; (iv) closing costs and other prorated items totaling $311,309; and (v) an escrow holdback for rent guarantee given to the buyer totaling $200,000. The Company recognized a gain on disposition of property totaling $33,769 in connection with this sale.

7.  COMMITMENTS AND CONTINGENCIES.

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

     The RWQCB has taken jurisdiction as the "lead agency" with regard to the environmental conditions at Charleston. By letter dated February 17, 1997, the RWQCB notified the Company that it intends to issue a Site Cleanup Requirements ("SCRs") Order naming the Company, one of Charleston's current tenants and a former tenant as parties responsible for further environmental investigation and remediation of Charleston. The SCRs will require that certain tenants and the owner of Charleston complete additional investigations and develop a soil and groundwater cleanup plan for Charleston. The RWQCB has indicated that it also intends to issue a similar order to parties associated with an adjacent site that may be an offsite source of a portion of the contamination in the groundwater underlying Charleston.

     The Company has requested that the RWQCB defer issuing the SCRs to give the Company time to complete the pending sale of Charleston. As discussed in Note 1, the Company is in negotiations with a prospective purchaser of Charleston, and is negotiating certain environmental indemnities, insurance and other protections from the prospective buyer as part of the potential sale to satisfy obligations it may have under the pending SCRs or otherwise in connection with the contamination at the site. The RWQCB has not yet decided whether to defer the SCRs, and it is not possible to determine whether any sale of Charleston can be structured in a manner or within a timeframe necessary to protect the Company from liabilities associated with the contamination. Thus, it is possible that the Company will be named as a responsible party in the SCRs or in actions initiated by other parties held responsible for the contamination. If the Company is required to remediate the property, it would have statutory and common law rights to contribution and indemnity for the remediation costs against the parties that actually caused the contamination.

     Based on very preliminary investigation and on current policies of the RWQCB, the estimated present value of the ultimate amount of remedial costs and other losses associated with all of the soil and groundwater conditions in the vicinity of Charleston ranges from $1 million to $5.4 million. It should be noted, however, (i) that under current RWQCB policies, the RWQCB would seek to charge a number of parties with the remediation; (ii) that the range of remediation costs takes into account the possibility that more than one type of treatment method might be acceptable to the RWQCB, (iii) that there is a high degree of uncertainty associated with remedial cost estimates at this relatively early stage of the environmental investigation, and (iv) that due to the relatively limited soil and groundwater data available at this early investigative stage, it is not feasible to provide a more precise estimate of these costs. In addition, there are uncertainties generated by: (i) the lack of information concerning the identity and financial condition of the potentially responsible parties who would be expected to be charged with the entire cost of remediation and (ii) the possibility of changes in regulatory enforcement policies. As a result, it is not feasible at this time to estimate either the Company's risk of actually incurring any remedial costs or the amount of those costs that the Company might actually incur.

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

     See Note 4 regarding restricted cash held in an escrow account for possible Charleston envirnomental remediation costs.

     Environmental investigation at the Golden Cove Shopping Center (which was sold to MIT in connection with the Asset Sale) has indicated that soil at the property contains volatile organic compounds (tetrachloroethane and trichloroethane) in concentrations which exceed the cleanup goals typically cited by the RWQCB. Furthermore, these investigations estimate the cost for
soil remediation at between $110,000 to $140,000.   As part of the Asset Sale
discussed in Note 6, the Company is obligated to fully fund the remediation costs. The Company may be entitled to seek contribution and indemnity for the remediation costs against other potentially responsible parties who may have caused the contamination at the property. During 1994, the Company accrued $140,000 toward the cost of remediation. Through February 1997, $94,586 had been expended by the Company for remediation costs.

8.   TERMINATED STOCK PURCHASE AGREEMENT.

     On September 22, 1994, the Company entered into a Stock Purchase Agreement (the "Agreement") with Hunt Realty Acquisitions, L.P. ("Hunt"). The Agreement provided that, subject to shareholder approval of amendments to the Company's organizational documents (which was obtained in February 1995), completion of property due diligence, and certain other contingencies, the Company would issue 606,323 shares of common stock to Hunt for $3.50 per share ($2,122,131 in total), less reimbursement of certain expenses. The Agreement contemplated that following the stock purchase by Hunt, the Company would propose a merger of the Company with three other Meridian Point REIT's of common initial sponsorship into MIT. On March 30, 1995, Hunt terminated the Agreement due to concerns regarding the environmental conditions at Charleston (see Note 7). The Company completed the Asset Sale with MIT as discussed in Note 6. Costs incurred in connection with the terminated Agreement, totaling $363,133, were charged to operations in 1995.

                        MERIDIAN POINT REALTY TRUST '83
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS


                          BALANCE AT                             BALANCE AT
                         BEGINNING OF  CHARGED TO   ADDITIONS      END OF
DESCRIPTION                  YEAR       EXPENSE    (DEDUCTIONS)     YEAR
---------------------------------------------------------------------------

1994
----
Reserve for Bad Debts        $140,882    $ 35,344     ($18,740)    $157,486

1995
----
Reserve for Bad Debts         157,486     104,916      (84,256)     178,146

1996
----
Reserve for Bad Debts         178,146      25,837       (6,531)     197,452

                        MERIDIAN POINT REALTY TRUST '83
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996

          Industrial/Flex Building - Mountain View, CA

          Encumbrances                                   $4,627,123

          Initial Cost to Company
            Land                                          2,084,923
            Building                                      6,254,983
          Costs Capitalized Subsequent to Acquisition
            Improvements                                    383,733
          Gross Amount Carried at End of Period           8,723,639

          Accumulated Depreciation                        2,532,066

          Date of Construction                                 1969
          Date of Acquisition                              12/15/83
          Depreciable Life                                 35 years

A reconciliation of Cost and Accumulated Depreciation for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                      ACCUMULATED
                                          COST       DEPRECIATION

Balance, January 1, 1994              $ 47,125,808    $11,384,388
Additions
  Capital Improvements                     452,963
  Depreciation                                          1,502,301
Deletions                                 (501,499)      (501,499)
Cost of Real Estate Sold (1)            (7,154,747)    (1,809,039)
-----------------------------------------------------------------

Balance, December 31, 1994              39,922,525     10,576,151
Additions
  Capital Improvements                     768,347
  Depreciation                                          1,334,236
Deletions                                 (414,651)      (414,651)
-----------------------------------------------------------------

Balance, December 31, 1995              40,276,221     11,495,736
Additions
  Capital Improvements                      70,397
  Depreciation                                            315,980
Cost of Real Estate Sold (2)           (31,622,979)    (9,279,650)
-----------------------------------------------------------------

Balance, December 31, 1996            $  8,723,639    $ 2,532,066
=================================================================

(1) Represents the gross book basis of Spokane and one of the buildings at Scripps Ranch Business park sold on December 28 and December 29, 1994, respectively.

(2) Represents the book value of nine operating properties sold to MIT on February 23, 1996.