Form 10-Q
period 1997-03-31
MERIDIAN POINT REALTY TRUST 83
filed 1997-05-15
CIK 703702

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------


                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:  MARCH 31, 1997

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-12166

                        MERIDIAN POINT REALTY TRUST `83
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 CALIFORNIA                    94-6542723
                 ----------                    ----------
      (State or other jurisdiction of (I.R.S. Employer I.D. Number) incorporation or organization)


     655 Montgomery Street,  Suite 800, San Francisco, California   94111
--------------------------------------------------------------------------------
             (Address and zip code of principal executive offices)


      Registrant's telephone number, including area code:  (415) 393-8000


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

                             Yes    X         No
                                  -----          -----

     Indicate the number of shares outstanding of the common stock as of the latest practicable date:

  SHARES OF BENEFICIAL INTEREST OUTSTANDING AS OF APRIL 30, 1997:  3,031,618

--------------------------------------------------------------------------------
                        PART I:  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS.

     The accompanying unaudited consolidated financial statements should be read in conjunction with the 1996 Form 10-K of the registrant (the "Company"). These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

     In the opinion of the Company's management, all material adjustments considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

                        MERIDIAN POINT REALTY TRUST `83
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1997 AND DECEMBER 31, 1996
                                  (UNAUDITED)


                                                                           1997            1996
---------------------------------------------------------------------------------------------------
ASSETS
INVESTMENT IN REAL ESTATE HELD FOR SALE:
Rental Properties, Net                                                 $  8,724,742    $  8,723,639
Less:   Accumulated Depreciation                                         (2,532,066)     (2,532,066)
---------------------------------------------------------------------------------------------------
                                                                          6,192,676       6,191,573
OTHER ASSETS:
Cash and Cash Equivalents                                                 4,193,105       4,437,422
Restricted Cash                                                           1,701,660       1,580,139
Accounts Receivable, Net of Reserves of $197,452 as of
 March 31, 1997 and December 31, 1996                                        91,071          32,353
Capitalized Loan Costs, Net of Accumulated Amortization of
 $97,566 and $95,491 as of March 31, 1997
 and December 31, 1996, respectively                                         15,908          17,983
Capitalized Lease Commissions, Net of Accumulated Amortization
 of $56,051 and $49,128 as of March 31, 1997
 and December 31, 1996, respectively                                         33,207          40,130
Other Assets, Net                                                           158,859          46,364
---------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           $ 12,386,486    $ 12,345,964
===================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Mortgage Notes Payable, Net                                            $  4,597,712    $  4,627,123
Accounts Payable                                                             47,633          13,139
Tenant Deposits and Other Liabilities                                       124,459         192,354
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                         4,769,804       4,832,616
---------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
Shares of Beneficial Interest - $1.00 stated value:
 Authorized - Unlimited; 3,031,618 shares issued and
 outstanding as of March 31, 1997 and December 31, 1996                   3,031,618       3,031,618
Paid-in Capital                                                          22,755,694      22,755,694
Distributions in Excess of Income                                       (18,170,630)    (18,273,964)
---------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                7,616,682       7,513,348
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 12,386,486    $ 12,345,964
===================================================================================================

 The accompanying notes are an integral part of these consolidated statements.

                        MERIDIAN POINT REALTY TRUST `83
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)


                                                               1997        1996
----------------------------------------------------------------------------------
REVENUES:
Rentals from Real Estate Investments                         $314,612   $1,081,447
Interest and Other                                             71,804       58,436
----------------------------------------------------------------------------------
TOTAL REVENUES                                                386,416    1,139,883
----------------------------------------------------------------------------------

EXPENSES:
Interest and Amortization of Debt Discount                    103,080      338,121
Property Taxes                                                 31,896      104,118
Property Operating Costs, Including Amounts Paid to Related
 Parties of $30,000 and $151,116, respectively                 66,451      409,411
General and Administrative, Including Amounts Paid to Related
 Parties of $14,000 and $16,371, respectively                  74,732       85,690
Depreciation and Amortization                                   6,923      274,602
----------------------------------------------------------------------------------
TOTAL EXPENSES                                                283,082    1,211,942
----------------------------------------------------------------------------------

INCOME (LOSS) BEFORE GAIN ON DISPOSITION OF PROPERTIES        103,334      (72,059)
Gain on Disposition of Properties                                  --    2,582,606
----------------------------------------------------------------------------------

NET INCOME                                                   $103,334   $2,510,547
==================================================================================

NET INCOME PER SHARE                                         $   0.03   $     0.83
==================================================================================

 The accompanying notes are an integral part of these consolidated statements.

                        MERIDIAN POINT REALTY TRUST `83
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                                1997           1996
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                   $  103,334    $  2,510,547
Adjustments to Reconcile Net Income (Loss) to
 Net Cash Provided by Operating Activities:
  Gain on Disposition of Properties                                                  --      (2,582,006)
  Depreciation                                                                       --         240,178
  Amortization of Debt Discount                                                      --           5,438
  Amortization - Other                                                            8,998          39,785
Decrease in Cash Held in Escrow                                                      --          98,363
Increase in Restricted Cash                                                    (121,521)       (111,652)
Increase in Accounts Receivable                                                 (58,718)        (71,115)
Increase in Other Assets                                                       (112,495)       (233,395)
Increase (Decrease) in Accounts Payable                                          34,494        (180,308)
Increase in Due to Affiliates                                                        --         (20,417)
Decrease in Other Liabilities                                                   (67,895)       (182,929)
-------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                          (213,803)       (487,511)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Improvements to Existing Real Estate                                             (1,103)        (48,322)
Additions to Capitalized Lease Commissions                                           --         (39,941)
-------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                            (1,103)        (88,263)
-------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Disposition of Properties                                              --       3,693,309
Closing Costs on Disposition of Assets                                               --         (89,460)
Principal Payments on Mortgage Notes                                            (29,411)        (77,864)
Cash Distributions Paid                                                              --      (1,000,434)
-------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             (29,411)      2,525,551
-------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                (244,317)      1,949,777
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                                          4,437,422       2,525,918
-------------------------------------------------------------------------------------------------------

 END OF PERIOD                                                               $4,193,105    $  4,475,695
=======================================================================================================


SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
 Proceeds from Disposition of Assets - Shares of
  Meridian Industrial Trust, Inc. (MIT) Common Stock                         $       --       6,392,145
 Mortgages Assumed by MIT                                                            --      16,334,297
 Disposition of Properties, Net                                                      --     (22,343,329)
 Reduction in Other Assets Related to Properties Sold                                --      (1,403,250)
 Distribution Paid in Shares of MIT Common Stock                                     --      (6,392,145)
 Redemption of Investment in Real Estate Trust                                       --         (79,500)

 The accompanying notes are an integral part of these consolidated statements.

                        MERIDIAN POINT REALTY TRUST `83
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (UNAUDITED)



1.  GENERAL

    Meridian Point Realty Trust `83 (the "Company") is a business trust organized under the laws of the State of California for the purpose of acquiring, operating, holding for investment and ultimately selling income-producing commercial and industrial real estate. It is the Company's intention not to invest net proceeds from sales or refinancing in additional properties and accordingly, the Company is a self-liquidating/finite life trust. The Company was formed on June 24, 1982 and commenced operations on April 12, 1983. On February 23, 1996, the Company sold all of its real estate properties except for the Charleston Business Park ("Charleston") (See Note 5). On April 21, 1997, the Company announced that it had entered into an agreement for the sale of Charleston. The agreement provides for the sale of the property at $12,500,000 less a $1,000,000 credit in favor of the buyer for potential remediation work at the site, and related transaction costs. The agreement provides for a buyer's due-diligence period to conclude in late May 1997 and a closing in early June 1997. The Company can provide no assurances that the proposed sale will close on these or any other terms. If the sale occurs as planned, management anticipates that it will propose a final plan of liquidation or reorganization to its shareholders and make further shareholder distributions.

2.  CASH EQUIVALENTS

    The Company considers all investments with an original maturity of three months or less to be cash equivalents.

    Cash paid for interest was $101,005 and $327,322 for the three months ended March 31, 1997 and 1996, respectively.

3.  RENTALS FROM REAL ESTATE INVESTMENTS.

    Certain of the Company's leases require lessees to pay all or a portion of real estate taxes, insurance and operating costs ("Expense Recaptures"). Expense Recaptures of $46,720 and $179,796 for the three months ended March 31, 1997 and 1996, respectively, have been included in Rentals from Real Estate Investments.

    All leases are classified as operating leases. The Company recognizes rental income on the straight-line basis over the terms of the leases

4.  INVESTMENTS IN REAL ESTATE AND DEPRECIATION METHODS.

    In accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Assets and for Long Lived-Assets to Be Disposed Of", the Company's investment in Charleston is stated at the lower of depreciated cost or net realizable value.

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

5.  DISPOSITION OF ASSETS

    On February 23, 1996, the Company sold all of its real estate assets except Charleston to Meridian Industrial Trust, Inc. ("MIT") for $3.6 million in cash, 390,360 shares of MIT common stock, and the assumption of certain mortgage notes and other liabilities by MIT. The MIT common stock was valued at $6,392,145.
In addition, the Company sold all of its personal property to MIT and redeemed its $79,500 investment in common stock of MIT. The details of these transactions are as follows:

                                      Mortgage
                         Selling        Notes       Property       Other        Gain or
      Property            Price        Assumed        Basis        Costs         (Loss)
-----------------------------------------------------------------------------------------
Scripps                $ 3,472,070   $ 7,965,980   $ 8,254,258   $  328,805   $ 2,854,987
Golden Cove              1,814,467     3,195,467     3,364,489       39,278     1,606,167
Airport #14                996,870       813,290     2,129,470      196,496      (515,806)
North Irvine               995,329     2,080,234     2,435,232      136,489       503,842
El Dorado                  849,252     1,310,809     2,060,263      117,905       (18,107)
Airport #17                782,313             0     1,972,250      129,636    (1,319,573)
Airport #16A               528,714       648,906       910,384      224,213        43,023
Airport #3                 384,071             0       760,232       81,775      (457,936)
Airport #16B               169,059       319,611       457,034      148,370      (116,734)
                       ------------------------------------------------------------------
                         9,992,145    16,334,297    22,343,612    1,402,967     2,579,863
Personal Property
  and Investments           93,309             0        90,566            0         2,743
                       ------------------------------------------------------------------
    Total              $10,085,454   $16,334,297   $22,434,178   $1,402,967   $ 2,582,606
                       ==================================================================

    If the sale of the properties and investments had occurred on January 1, 1996, the employee leasing agreement with Meridian Point Properties, Inc. had been terminated and replaced with the management agreement with E & L Associates, Inc., the Company's pro forma results of operations for the three months ended March 31, 1996 would have been (in thousands except per share amounts):

             Revenues                  $ 351
             Expenses                   (326)
                                       -----
             Net Income                $  25
                                       =====

             Net Income per Share      $0.01
                                       =====

6.  EARNINGS PER SHARE.

    Earnings per share of beneficial interest is determined by dividing net income by the weighted average number of shares of beneficial interest outstanding during the period. Weighted average number of shares outstanding was 3,031,618 for the three months ended March 31, 1997 and 1996, respectively. No distributions were made during the three months ended March 31, 1997. During the three months ended March 31, 1996, the Company distributed cash of $1,000,434, or $0.33 per share of beneficial interest, and all of the 390,360 shares of MIT common stock (or 0.1287 of a share of MIT common stock per share of beneficial ownership in the Company) to stockholders of record at the close of business on March 12, 1996.

7.  MORTGAGE NOTES PAYABLE.

    The mortgage note securing Charleston has an outstanding principal balance of $4,597,712 at March 31, 1997. This loan has a maturity date of March 1, 1999 and calls for monthly principal and interest payments based on an interest rate of 8.75% per annum and a twenty-year amortization schedule. In addition, the Company has made monthly payments of $35,000 to an escrow account which will be available to fund the cost of remediation, if any (see Note 9). Such escrow payments will continue through the maturity of the Charleston mortgage note, except that, subsequent to the expiration on January 31, 1998 of a Charleston lease which covers 73% of the square footage, such monthly escrow payments will be equal to 90% of the property's net cash flow. As of March 31, 1997, the escrow account has a balance of $1,701,660.

8.  INCOME TAXES

    The Company intends to qualify and be treated as a real estate investment trust under Section 856-860 of the Internal Revenue Code for the year ending December 31, 1997. Consequently, no provision for federal income tax has been made in the accompanying Statements of Operations.

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

    See Note 7 regarding restricted cash held in an escrow account for possible Charleston envirnomental remediation costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company was formed and currently operates as a self-liquidating, finite-life REIT. The following discussion should be read in conjunction with the Company's Consolidated Balance Sheets and Consolidated Statements of Operations and Cash Flows and the notes thereto. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases referred to in this section either: (a) describe accounting terms that are used as line items in such financial statements, or (b) have the meanings ascribed to them in such financial statements and the notes thereto.

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

    The Company's future sources of liquidity will be significantly influenced by the operations at Charleston, the Company's only remaining real estate investment. Leases covering approximately 90% of the space at Charleston will expire over the next 10 months. There can be no assurances that the current tenants will renew of that they will not renew on less favorable terms. Furthermore, the mortgage loan agreement requires that $35,000 per month be escrowed into a restricted cash account to fund future retenanting costs and/or any environmental remediation work. After January 31, 1998 such monthly escrow payments will be 90% of the property cash flow (see Note 7 to the Company's financial statements). The Company's future cash flow and results of operations remain uncertain in light of the above operating challenges at Charleston.

    On April 21, 1997, the Company announced that it had entered into an agreement for the sale of Charleston. The agreement provides for the sale of the property at $12,500,000 less a $1,000,000 credit in favor of the buyer for potential remediation work at the site. The agreement provides for a buyer's due-diligence period to conclude in late May 1997 and a closing in early June 1997. The Company can provide no assurances that the proposed sale will close on these or any other terms. If the sale occurs as planned, management anticipates that it will propose a final plan of liquidation or reorganization to its shareholders and make further shareholder distributions.

Liquidity and Capital Resources
-------------------------------

    The Company's liquidity and capital resources have been dramatically changed as a result of the February 23, 1996 asset sale. The Company's primary source of near-term liquidity is its unrestricted cash which, at March 31, 1997, totaled $4,193,105. Secondary sources of liquidity include cash flow from Charleston, a certain portion of which is required to be escrowed, and net proceeds from the eventual sale of Charleston. Given the environmental situation at Charleston, management believes it is unlikely the property could be refinanced at interest rates or terms more favorable than those in the existing first mortgage loan (which loan bears an annual fixed interest rate of 8.75% and matures on March 1, 1999). Furthermore, management believes the relatively low total capitalization of the Company makes it remote that it could sell either debt or equity securities in the public markets.

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

    Capital expenditures for the three months ended March 31, 1997 and 1996 were $1,103 and $48,322, respectively. The Company has no future commitments other than the remediation discussed in Note 9.

    In the quarter ended March 31, 1996 the Company paid a cash dividend of $0.33 and 0.1287 of a share of MIT common stock per share of beneficial interest. No distributions were made in the quarter ended March 31, 1997.

Material Changes in Results of Operations
-----------------------------------------

    Rentals from Real Estate Investments totaled $314,612 and $1,081,447 for the three months ended March 31, 1997 and 1996, respectively. The 1997 rentals were less than 1996 because of the sale of nine of the Company's ten properties in its real estate portfolio on February 23, 1996. In the three months ended March 31, 1997, rentals and expense recaptures from Charleston were $314,612 as compared to $297,116 in the three months ended March 31, 1996.

    Interest and other revenues increased by $13,368 to $71,804 in the three months ended March 31, 1997 because of increases in the Company's average cash balances available for investment.

    Property taxes and property operating costs also declined from period to period because of the February 23, 1996 property sale. Depreciation and amortization declined from period to period because of the 1996 property sale and the fact that depreciation of the Charleston property was discontinued in August 1996 at the time the property was listed for sale.

    General and administrative expense was $74,732 and $85,690 in the three months ended March 31, 1997 and 1996, respectively. The decline resulted from the lower expense level following the termination of the MPP Employee Leasing Agreement and the disposition of properties in February 1996.

--------------------------------------------------------------------------------
                          PART II:  OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or to which any of the assets of the Company is subject.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:   None.

(b)  Reports on Form 8-K

  No reports on Form 8-K were filed in the three months ended March 31, 1997.

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                REGISTRANT

                                MERIDIAN POINT REALTY TRUST `83

Date:  May 9, 1997             By: /s/ Lorraine O. Legg
                                   --------------------
                                   Lorraine O. Legg,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date:  May 9, 1997             By: /s/ John E. Castello
                                   --------------------
                                   John E. Castello,
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)