Form 10-Q
period 1997-06-30
MERIDIAN POINT REALTY TRUST 83
filed 1997-08-04
CIK 703702

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------


                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended:  JUNE 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-12166

                        MERIDIAN POINT REALTY TRUST '83
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   CALIFORNIA                        94-6542723
        ---------------------------------    ------------------------------
         (State or other jurisdiction of      (I.R.S. Employer I.D. Number)
          incorporation or organization)


      655 MONTGOMERY STREET, SUITE 800, SAN FRANCISCO, CALIFORNIA   94111
-------------------------------------------------------------------------------
             (Address and zip code of principal executive offices)


      Registrant's telephone number, including area code:  (415) 393-8000

-------------------------------------------------------------------------------
  (Former name, address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X             No
                                ------              ------

 Indicate the number of shares outstanding of the common stock as of the latest practicable date:

   SHARES OF BENEFICIAL INTEREST OUTSTANDING AS OF JULY 31, 1997:  3,031,618

-------------------------------------------------------------------------------
                         PART I:  FINANCIAL INFORMATION
-------------------------------------------------------------------------------

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

     In the opinion of the Company's management, all material adjustments considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

                        MERIDIAN POINT REALTY TRUST '83
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996
                                  (UNAUDITED)

                                                                              1997            1996
-----------------------------------------------------------------------------------------------------
ASSETS
INVESTMENT IN REAL ESTATE HELD FOR SALE:
Rental Properties, Net                                                   $  8,724,742    $  8,723,639
Less:   Accumulated Depreciation                                           (2,532,066)     (2,532,066)
-----------------------------------------------------------------------------------------------------
                                                                            6,192,676       6,191,573
OTHER ASSETS:
Cash and Cash Equivalents                                                   4,299,259       4,437,422
Restricted Cash                                                             1,821,020       1,580,139
Accounts Receivable, Net of Reserves of $-0- and $197,452
  as of June 30, 1997 and December 31, 1996                                        --          32,353
Capitalized Loan Costs, Net of Accumulated Amortization of
  $99,641 and $95,491 as of June 30, 1997
  and December 31, 1996, respectively                                          13,833          17,983
Capitalized Lease Commissions, Net of Accumulated Amortization
  of $62,974 and $49,128 as of June 30, 1997
  and December 31, 1996, respectively                                          26,284          40,130
Other Assets, Net                                                             168,326          46,364
-----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                             $ 12,521,398    $ 12,345,964
=====================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Mortgage Notes Payable, Net                                              $  4,567,652    $  4,627,123
Accounts Payable                                                               15,941          13,139
Tenant Deposits and Other Liabilities                                         174,102         192,354
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                           4,757,695       4,832,616
-----------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Shares of Beneficial Interest - $1.00 stated value:
   Authorized - Unlimited; 3,031,618 shares issued and
   outstanding as of June 30, 1997 and December 31, 1996                    3,031,618       3,031,618
Paid-in Capital                                                            22,755,694      22,755,694
Distributions in Excess of Income                                         (18,023,609)    (18,273,964)
-----------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                  7,763,703       7,513,348
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 12,521,398    $ 12,345,964
=====================================================================================================


 The accompanying notes are an integral part of these consolidated statements.

                        MERIDIAN POINT REALTY TRUST '83
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           JUNE 30,                JUNE 30,
                                                       1997        1996        1997        1996
--------------------------------------------------------------------------------------------------
REVENUES:
Rentals from Real Estate Investments                  396,446   $ 310,251    $711,058   $1,391,698
Interest and Other                                     68,802      68,262     140,606      126,698
--------------------------------------------------------------------------------------------------
TOTAL REVENUES                                        465,248     378,513     851,664    1,518,396
--------------------------------------------------------------------------------------------------
EXPENSES:
Interest and Amortization of Loan Costs               102,432     104,941     205,512      443,062
Property Taxes                                         29,797      25,002      61,693      129,120
Property Operating Costs, Including
     Amounts Paid to Related Parties of
     $30,000, $33,333, $60,000 and
     $184,449, respectively                           109,259     103,408     175,710      512,819
General and Administrative, Including
     Amounts Paid to Related Parties of
     $12,250, $24,219, $26,250 and
     $40,590, respectively                             69,816     120,955     144,548      206,645
Depreciation and Amortization                           6,923      67,290      13,846      341,892
--------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                        318,227     421,596     601,309    1,633,538
--------------------------------------------------------------------------------------------------

NET INCOME (LOSS) BEFORE GAIN
     ON DISPOSITION OF ASSETS                         147,021     (43,083)    250,355     (115,142)
GAIN ON DISPOSITION OF ASSETS                              --          --          --    2,582,606
--------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                    $147,021    ($43,083)   $250,355   $2,467,464
==================================================================================================

NET INCOME (LOSS) PER COMMON SHARE                      $0.05      ($0.02)      $0.08        $0.81
==================================================================================================

 The accompanying notes are an integral part of these consolidated statements.

                        MERIDIAN POINT REALTY TRUST '83
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                  1997           1996
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                     $  250,355    $  2,467,464
Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities:
          Gain on Disposition of Properties                            --      (2,582,606)
          Depreciation                                                 --         300,545
          Amortization of Debt Discount                                --           5,438
          Amortization - Other                                     17,996          48,783
Decrease in Cash Held in Escrow                                        --          98,363
Increase in Restricted Cash                                      (240,881)       (227,111)
Decrease in Accounts Receivable                                    32,353          27,961
Increase in Other Assets                                         (121,962)       (199,919)
Increase (Decrease) in Accounts Payable                             2,802        (252,021)
Increase in Due to Affiliates                                          --         (20,718)
Decrease in Other Liabilities                                     (18,252)       (297,362)
-----------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                             (77,589)       (631,183)
-----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Improvements to Existing Real Estate                               (1,103)        (48,322)
Additions to Capitalized Lease Commissions                             --         (41,885)
-----------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                              (1,103)        (90,207)
-----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Disposition of Properties                                --       3,693,309
Closing Costs on Disposition of Assets                                 --         (89,460)
Principal Payments on Mortgage Notes                              (59,471)       (105,413)
Cash Distributions Paid                                                --      (1,000,434)
-----------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               (59,471)      2,498,002
-----------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                  (138,163)      1,776,612
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                           4,437,422       2,525,918
-----------------------------------------------------------------------------------------

  END OF PERIOD                                                $4,299,259    $  4,302,530
=========================================================================================

 SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
     Proceeds from Disposition of Assets - Shares of
       Meridian Industrial Trust, Inc. (MIT) Common Stock      $       --       6,392,145
     Mortgages Assumed by MIT                                          --      16,334,297
     Disposition of Properties, Net                                    --     (22,343,329)
     Reduction in Other Assets Related to Properties Sold              --      (1,402,967)
     Distribution Paid in Shares of MIT Common Stock                   --      (6,392,145)
     Redemption of Investment in Real Estate Trust                     --         (79,500)


 The accompanying notes are an integral part of these consolidated statements.

                        MERIDIAN POINT REALTY TRUST '83
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

1.   GENERAL

     Meridian Point Realty Trust '83 (the "Company") is a business trust organized under the laws of the State of California for the purpose of acquiring, operating, holding for investment and ultimately selling income-producing commercial and industrial real estate. It is the Company's intention not to invest net proceeds from sales or refinancing in additional properties and accordingly, the Company is a self-liquidating/finite life trust. The Company was formed on June 24, 1982 and commenced operations on April 12, 1983. On February 23, 1996, the Company sold all of its real estate properties except for the Charleston Business Park ("Charleston") (See Note 5). A previously announced agreement for the sale of the Charleston property was not concluded; however, the Company has entered into a superseding agreement for the sale of the property at $13,000,000 less a $1,000,000 credit in favor of the buyer for potential remediation work at the site, and further related transaction costs. The agreement currently provides for a closing in August 1997. The Company can provide no assurances that the proposed sale will close on these or any other terms. If the sale occurs as planned, management anticipates that it will propose a final plan of liquidation or reorganization to its shareholders and make further shareholder distributions.

2.   CASH EQUIVALENTS

     The Company considers all investments with an original maturity of three months or less to be cash equivalents.

     Cash paid for interest was $100,357 and $102,866 for the three months ended June 30, 1997 and 1996, respectively. Cash paid for interest was $201,362 and $430,188 for the six months ended June 30, 1997 and 1996, respectively.

3.   RENTALS FROM REAL ESTATE INVESTMENTS.

     Certain of the Company's leases require lessees to pay all or a portion of real estate taxes, insurance and operating costs ("Expense Recaptures"). Expense Recaptures of $129,254 and $60,923 for the three months ended June 30, 1997 and 1996, respectively, have been included in Rentals from Real Estate Investments. Expense Recaptures of $175,974 and $240,719 for the six months ended June 30, 1997 and 1996, respectively, have been included in Rentals from Real Estate Investments.

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


                                       Mortgage
                         Selling        Notes       Property       Other        Gain or
      Property            Price        Assumed        Basis        Costs         (Loss)
-----------------------------------------------------------------------------------------

Scripps                $ 3,472,070   $ 7,965,980   $ 8,254,258   $  328,805   $ 2,854,987
Golden Cove              1,814,467     3,195,467     3,364,489       39,278     1,606,167
Airport #14                996,870       813,290     2,129,470      196,496      (515,806)
North Irvine               995,329     2,080,234     2,435,232      136,489       503,842
El Dorado                  849,252     1,310,809     2,060,263      117,905       (18,107)
Airport #17                782,313             0     1,972,250      129,636    (1,319,573)
Airport #16A               528,714       648,906       910,384      224,213        43,023
Airport #3                 384,071             0       760,232       81,775      (457,936)
Airport #16B               169,059       319,611       457,034      148,370      (116,734)
                    ---------------------------------------------------------------------
                         9,992,145    16,334,297    22,343,612    1,402,967     2,579,863
Personal Property
  and Investments           93,309             0        90,566            0         2,743
                    ---------------------------------------------------------------------
    Total              $10,085,454   $16,334,297   $22,434,178   $1,402,967   $ 2,582,606
                    =====================================================================

     If the sale of the properties and investments had occurred on January 1, 1996, the employee leasing agreement with Meridian Point Properties, Inc. had been terminated and replaced with the management agreement with E & L Associates, Inc., the Company's pro forma results of operations for the six months ended June 30, 1996 would have been (in thousands except per share amounts):


             Revenues                  $ 762
             Expenses                   (707)
                                       -----
             Net Income                $  55
                                       =====

             Net Income per Share      $0.02
                                       =====

6.   EARNINGS PER SHARE.

     Earnings per share of beneficial interest is determined by dividing net income by the weighted average number of shares of beneficial interest outstanding during the period. Weighted average number of shares outstanding was 3,031,618 for the six months ended June 30, 1997 and 1996, respectively. No distributions were made during the six months ended June 30, 1997. During the six months ended June 30, 1996, the Company distributed cash of $1,000,434, or $0.33 per share of beneficial interest, and all of the 390,360 shares of MIT common stock (or 0.1287 of a share of MIT common stock per share of beneficial ownership in the Company) to stockholders of record at the close of business on March 12, 1996.

7.   MORTGAGE NOTES PAYABLE.

     The mortgage note securing Charleston has an outstanding principal balance of $4,567,652 at June 30, 1997. This loan has a maturity date of March 1, 1999 and calls for monthly principal and interest payments based on an interest rate of 8.75% per annum and a twenty-year amortization schedule. In addition, the Company has made monthly payments of $35,000 to an escrow account which will be available to fund the cost of remediation, if any (see Note 9). Such escrow payments will continue through the maturity of the Charleston mortgage note, except that, subsequent to the expiration on January 31, 1998 of a Charleston lease which covers 73% of the square footage, such monthly escrow payments will be equal to 90% of the property's net cash flow. As of June 30, 1997, the escrow account had a balance of $1,821,020.

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

     See Note 7 regarding restricted cash held in an escrow account for possible Charleston environmental remediation costs.

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

     A previously announced agreement for the sale of the Charleston property was not concluded; however, the Company has entered into a superseding agreement for the sale of the property at $13,000,000 less a $1,000,000 credit in favor of the buyer for potential remediation work at the site, and further related transaction costs. The agreement currently provides for a closing in August 1997. The Company can provide no assurances that the proposed sale will close on these or any other terms. If the sale occurs as planned, management anticipates that it will propose a final plan of liquidation or reorganization to its shareholders and make further shareholder distributions.

Liquidity and Capital Resources
-------------------------------

     The Company's liquidity and capital resources have been dramatically changed as a result of the February 23, 1996 asset sale. The Company's primary source of near-term liquidity is its unrestricted cash which, at June 30, 1997, totaled $4,299,259. Secondary sources of liquidity include cash flow from Charleston, a certain portion of which is required to be escrowed, and net proceeds from the eventual sale of Charleston. Given the environmental situation at Charleston, management believes it is unlikely the property could be refinanced at interest rates or terms more favorable than those in the existing first mortgage loan (which loan bears an annual fixed interest rate of 8.75% and matures on March 1, 1999). Furthermore, management believes the relatively low total capitalization of the Company makes it remote that it could sell either debt or equity securities in the public markets.

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

     Capital expenditures for the six months ended June 30, 1997 and 1996 were $1,103 and $48,322, respectively. The Company has no future commitments other than the remediation discussed in Note 9.

     In the quarter ended March 31, 1996 the Company paid a cash dividend of $0.33 and 0.1287 of a share of MIT common stock per share of beneficial interest. No distributions were made in the quarters ended June 30, 1997 or 1996.

Material Changes in Results of Operations
-----------------------------------------

     Rentals from Real Estate Investments totaled $711,058 and $1,391,698 for the six months ended June 30, 1997 and 1996, respectively. The 1997 rentals were less than 1996 because of the sale of nine of the Company's ten properties in its real estate portfolio on February 23, 1996. In the six months ended June 30, 1997, rentals and expense recaptures from Charleston were $711,058 as compared to $689,435 in the six months ended June 30, 1996. The increase in 1997 is primarily the result of increased expense recaptures arising from the collection from a tenant of utilities costs which had been previously considered uncollectible.

     Interest and other revenues increased by $13,908 to $140,606 in the six months ended June 30, 1997 because of increases in the Company's average cash balances available for investment.

     Property taxes and property operating costs also declined from period to period because of the February 23, 1996 property sale. Depreciation and amortization declined from period to period because of the 1996 property sale and the fact that depreciation of the Charleston property was discontinued in August 1996 at the time the property was listed for sale.

     General and administrative expense was $144,548 and $206,645 in the six months ended June 30, 1997 and 1996, respectively. The decline resulted from the lower expense level following the termination of the MPP Employee Leasing Agreement and the disposition of properties in February 1996. For the three months ended June 30, 1997, general and administrative expense decreased $51,139 to $69,816. The 1996 quarter included ongoing costs related to the reorganization of the company's operations subsequent to the sale of all of its real estate assets except Charleston to Meridian Industrial Trust, Inc.

--------------------------------------------------------------------------------
                          PART II:  OTHER INFORMATION
--------------------------------------------------------------------------------

1.   LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or to which any of the assets of the Company is subject.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:   None.

(b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                REGISTRANT

                                MERIDIAN POINT REALTY TRUST '83

Date:  August 1, 1997          By: /s/ Lorraine O. Legg
                                   --------------------
                                   Lorraine O. Legg,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date:  August 1, 1997          By: /s/ John E. Castello
                                   --------------------
                                   John E. Castello,
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)