Form 10-Q
period 1997-09-30
MERIDIAN POINT REALTY TRUST 83
filed 1997-11-14
CIK 703702

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------


                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended:  SEPTEMBER 30, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-12166

                        MERIDIAN POINT REALTY TRUST `83
             (Exact name of registrant as specified in its charter)


                   California                     94-6542723
                   ----------                     ----------
         (State or other jurisdiction of   (I.R.S. Employer I.D. Number)
          incorporation or organization)


      655 MONTGOMERY STREET,  SUITE 800, SAN FRANCISCO, CALIFORNIA   94111
      --------------------------------------------------------------------
             (Address and zip code of principal executive offices)


      Registrant's telephone number, including area code:  (415) 393-8000


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

                           Yes    X             No
                                ------            -------

 Indicate the number of shares outstanding of the common stock as of the latest practicable date:

  SHARES OF BENEFICIAL INTEREST OUTSTANDING AS OF OCTOBER 31, 1997:  3,031,618

===============================================================================
                         PART I:  FINANCIAL INFORMATION
===============================================================================

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

  In the opinion of the Company's management, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

                        MERIDIAN POINT REALTY TRUST `83
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                  (UNAUDITED)


                                                                            1997                  1996
-------------------------------------------------------------------------------------------------------------
Assets
Investment in Real Estate Held for Sale:
Rental Properties, Net                                                     $         --          $  8,723,639
Less:   Accumulated Depreciation                                                     --            (2,532,066)
-------------------------------------------------------------------------------------------------------------
                                                                                     --             6,191,573
Other Assets:
Cash and Cash Equivalents                                                     3,010,590             4,437,422
Restricted Cash                                                                      --             1,580,139
Accounts Receivable, Net of Reserves of $-0- and $197,452
 as of September 30, 1997 and December 31, 1996, respectively                    29,424                32,353
Capitalized Loan Costs, Net of Accumulated Amortization of
 $-0- and $95,491 as of September 30, 1997
 and December 31, 1996, respectively                                                 --                17,983
Capitalized Lease Commissions, Net of Accumulated Amortization
 of $-0- and $49,128 as of September 30, 1997
 and December 31, 1996, respectively                                                 --                40,130
Other Assets, Net                                                                30,010                46,364
-------------------------------------------------------------------------------------------------------------
Total Assets                                                               $  3,070,024          $ 12,345,964
=============================================================================================================

Liabilities and Shareholders' Equity
Liabilities:
Mortgage Notes Payable, Net                                                $         --          $  4,627,123
Accounts Payable                                                                 30,371                13,139
Tenant Deposits and Other Liabilities                                                --               192,354
-------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                30,371             4,832,616
-------------------------------------------------------------------------------------------------------------

Shareholders' Equity:
Shares of Beneficial Interest - $1.00 stated value:
 Authorized - Unlimited; 3,031,618 shares issued and
 outstanding as of September 30, 1997 and December 31, 1996                   3,031,618             3,031,618
Paid-in Capital                                                              22,755,694            22,755,694
Distributions in Excess of Income                                           (22,747,659)          (18,273,964)
-------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                    3,039,653             7,513,348
-------------------------------------------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                                 $  3,070,024          $ 12,345,964
=============================================================================================================

 The accompanying notes are an integral part of these consolidated statements.

                        MERIDIAN POINT REALTY TRUST `83
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                     Three Months Ended                  NINE MONTHS ENDED
                                                        September 30,                      SEPTEMBER 30,
                                                    1997             1996              1997             1996
==================================================================================================================
Revenues:
Rentals from Real Estate Investments               $  196,774          $347,224       $  907,832        $1,738,922
Interest and Other                                     91,573            70,472          232,179           197,170
------------------------------------------------------------------------------------------------------------------
Total Revenues                                        288,347           417,696        1,140,011         1,936,092
------------------------------------------------------------------------------------------------------------------
Expenses:
Interest and Amortization of Loan Costs                57,259           104,335          262,771           547,397
Property Taxes                                         17,541            25,002           79,234           154,122
Property Operating Costs, Including
 Amounts Paid to Related Parties of
 $30,000, $21,667, $90,000 and
 $154,453, respectively                                88,751            60,445          264,461           521,601
General and Administrative, Including
 Amounts Paid to Related Parties of
 $15,250, $7,200, $43,050 and
 $99,435, respectively                                100,750            64,923          245,298           323,232
Depreciation and Amortization                           2,307            23,426           16,153           365,318
------------------------------------------------------------------------------------------------------------------
Total Expenses                                        266,608           278,131          867,917         1,911,670
------------------------------------------------------------------------------------------------------------------

Net Income before Gain
 on Disposition of Assets                              21,739           139,565          272,094            24,422
Gain on Disposition of Assets                       4,349,065                --        4,349,065         2,582,606
------------------------------------------------------------------------------------------------------------------
Net Income                                         $4,370,804          $139,565       $4,621,159        $2,607,028
==================================================================================================================
Net Income per Common Share                        $     1.28             $0.05       $     1.36             $0.86
==================================================================================================================

 The accompanying notes are an integral part of these consolidated statements.

                        MERIDIAN POINT REALTY TRUST `83
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                             1997                 1996
=============================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                   $ 4,621,159          $ 2,607,028
Adjustments to Reconcile Net Income to
 Net Cash Provided by Operating Activities:
  Gain on Disposition of Properties                                           (4,349,065)          (2,582,606)
  Depreciation                                                                        --              317,048
  Amortization of Debt Discount                                                       --                5,438
  Amortization - Other                                                            20,995               57,781
Decrease in Cash Held in Escrow                                                       --               98,363
Decrease (Increase) in Restricted Cash                                         1,580,139             (343,538)
Decrease in Accounts Receivable                                                    2,929                6,865
Decrease (Increase) in Other Assets                                               16,354             (162,895)
Increase (Decrease) in Accounts Payable                                           17,232             (235,352)
Increase in Due to Affiliates                                                         --               16,954
Decrease in Other Liabilities                                                   (194,354)            (304,606)
-------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            1,717,389             (519,520)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Disposition of Properties                                       11,650,000            3,693,309
Closing Costs on Disposition of Assets                                        (1,071,141)             (89,460)
Improvements to Existing Real Estate                                              (1,103)             (70,397)
Additions to Capitalized Lease Commissions                                            --              (41,885)
-------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY ININVESTING ACTIVITIES                                   10,577,756            3,491,567
-------------------------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:
Principal Payments on Mortgage Notes                                          (4,627,123)            (133,569)
Cash Distributions Paid                                                       (9,094,854)          (1,000,434)
-------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) FINANCING ACTIVITIES                                      (13,721,977)          (1,134,003)
-------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                               (1,426,832)           1,838,044
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                                           4,437,422            2,525,918
-------------------------------------------------------------------------------------------------------------

 END OF PERIOD                                                               $ 3,010,590          $ 4,363,962
=============================================================================================================


SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
 Proceeds from Disposition of Assets - Shares of
  Meridian Industrial Trust, Inc. (MIT) Common Stock                         $        --            6,392,145
 Mortgages Assumed by MIT                                                             --           16,334,297
 Disposition of Properties, Net                                                       --          (22,343,329)
 Reduction in Other Assets Related to Properties Sold                                 --           (1,402,967)
 Distribution Paid in Shares of MIT Common Stock                                      --           (6,392,145)
 Redemption of Investment in Real Estate Trust                                        --              (79,500)

 The accompanying notes are an integral part of these consolidated statements.

                        MERIDIAN POINT REALTY TRUST `83
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)



1.  General

    Meridian Point Realty Trust `83 (the "Company") is a business trust organized under the laws of the State of California for the purpose of acquiring, operating, holding for investment and ultimately selling income-producing commercial and industrial real estate. It is the Company's intention not to invest net proceeds from sales or refinancing in additional properties and accordingly, the Company is a self-liquidating/finite life trust. The Company was formed on June 24, 1982 and commenced operations on April 12, 1983. On February 23, 1996, the Company sold all of its real estate properties except for the Charleston Business Park ("Charleston") (See Note 5). On August 21, 1997, the Company sold the Charleston property. The Company's remaining assets consist almost entirely of cash and cash equivalents. The board of trustees is in the process of evaluating the options available, including the sale or liquidation of the Company. In the event that the Board of Trustees concludes that liquidation is the desired course of action, management presently estimates that costs associated with liquidation and wind-up of the Company's affairs would approximate $500,000. However, the Board of Trustees has not concluded on the ultimate course of action and, accordingly, the accompanying financial statements are presented on a going concern basis with no accrual for any costs associated with winding up the Company's affairs.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  CASH EQUIVALENTS

    The Company considers all investments with an original maturity of three months or less to be cash equivalents.

    Cash paid for interest was $56,568 and $102,260 for the three months ended September 30, 1997 and 1996, respectively. Cash paid for interest was $ 257,930 and $532,448 for the nine months ended September 30, 1997 and 1996, respectively.

3.  RENTALS FROM REAL ESTATE INVESTMENTS.

    Certain of the Company's leases required lessees to pay all or a portion of real estate taxes, insurance and operating costs ("Expense Recaptures"). Expense Recaptures of $57,566 and $85,291 for the three months ended September 30, 1997 and 1996, respectively, have been included in Rentals from Real Estate Investments. Expense Recaptures of $233,540 and $326,010 for the nine months ended September 30, 1997 and 1996, respectively, have been included in Rentals from Real Estate Investments.

4.  INVESTMENTS IN REAL ESTATE AND DEPRECIATION METHODS.

    Depreciation and Amortization was calculated under the straight-line method, based upon the estimated useful lives of the assets. Expenditures for maintenance, repairs and improvements which do not materially prolong the normal useful life of an asset were charged to operations as incurred. Since the Company entered into an exclusive listing agreement for the sale of the Charleston property on June 27, 1996, the Company ceased depreciating the property as of August 1, 1996. Leasing commissions and tenant improvements were amortized under the straight-line method over the term of the related lease.

5.  DISPOSITION OF ASSETS

     On August 21, 1997, the Company sold the Charleston property, the last property remaining in its portfolio. The total purchase price for the Property was $13,000,000 less a $1,350,000 credit for estimated remediation work (see
Note 9) and related costs, resulting in a net sales price of $11,650,000. The purchase price was paid entirely in cash. Out of escrow, the Company used $4,557,500 of the sales proceeds to pay off existing financing on the Property and used or will pay $1,071,000 to pay brokerage commissions, prepayment penalty on early retirement of debt and closing costs associated with the transaction. This represents a gain of approximately $4,349,000. If this transaction had occurred on January 1, 1996, the Company's pro forma results of operations for the respective nine month periods would have been (in thousands except per share amounts):


                                           1997      1996
                                          ------    ------
                 Revenues                 $  232    $  197
                 Expenses                    335       477
                                          ------    ------
                 Net Loss                 $ (103)   $ (280)
                                          ------    ------
                 Net Loss per Share       $(0.03)   $(0.09)
                                          ======    ======

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

                                             Mortgage
                           Selling            Notes            Property           Other             Gain or
     Property               Price            Assumed            Basis             Costs              (Loss)
--------------------------------------------------------------------------------------------------------------

Scripps                   $ 3,472,070       $ 7,965,980       $ 8,254,258        $  328,805        $ 2,854,987
Golden Cove                 1,814,467         3,195,467         3,364,489            39,278          1,606,167
Airport #14                   996,870           813,290         2,129,470           196,496           (515,806)
North Irvine                  995,329         2,080,234         2,435,232           136,489            503,842
El Dorado                     849,252         1,310,809         2,060,263           117,905            (18,107)
Airport #17                   782,313                 0         1,972,250           129,636         (1,319,573)
Airport #16A                  528,714           648,906           910,384           224,213             43,023
Airport #3                    384,071                 0           760,232            81,775           (457,936)
Airport #16B                  169,059           319,611           457,034           148,370           (116,734)
                   -------------------------------------------------------------------------------------------
                            9,992,145        16,334,297        22,343,612         1,402,967          2,579,863
Personal Property
  and Investments              93,309                 0            90,566                 0              2,743
                   -------------------------------------------------------------------------------------------
    Total                 $10,085,454       $16,334,297       $22,434,178        $1,402,967        $ 2,582,606
                   ===========================================================================================

        If the sale of the properties and investments had occurred on January 1, 1996, the employee leasing agreement with Meridian Point Properties, Inc. had been terminated and replaced with the management agreement with E & L Associates, Inc., the Company's pro forma results of operations for the nine months ended September 30, 1996 would have been (in thousands except per share amounts):

             Revenues                $ 1,179
             Expenses                 (1,001)
                                     -------
             Net Income              $   178
                                     -------

             Net Income per Share    $  0.06
                                     =======

6.   Earnings Per Share.

     Earnings per share of beneficial interest is determined by dividing net income by the weighted average number of shares of beneficial interest outstanding during the period. Weighted average number of shares outstanding was 3,031,618 for the nine months ended September 30, 1997 and 1996, respectively. During the nine months ended September 30, 1997, the Company distributed $9,094,854, or $3.00 per share of beneficial interest to stockholders of record at the close of business on September 2, 1997. During the nine months ended September 30, 1996, the Company distributed cash of $1,000,434, or $0.33 per share of beneficial interest, and all of the 390,360 shares of MIT common stock (or 0.1287 of a share of MIT common stock per share of beneficial ownership in the Company) to stockholders of record at the close of business on March 12, 1996.

7.   INCOME TAXES

     The Company intends to qualify and be treated as a real estate investment trust under Section 856-860 of the Internal Revenue Code for the year ending December 31, 1997. Consequently, no provision for federal income tax has been made in the accompanying Statements of Operations.

8.   RELATED PARTIES

     Effective February 24, 1996, the Company entered into an agreement with E&L Associates, Inc. ("E&L") under which E&L provides asset management and certain other administrative services to the Company. E&L receives a monthly fee of $10,000 plus reimbursement for other expenses incurred on behalf of the Company. During the nine months ended September 30, 1997, E&L received management fees of $90,000, all of which is included in Property Operating Costs on the accompanying consolidated statements of operations. During the same period, E&L received $43,050 as reimbursement for expenses. E&L is a wholly-owned subsidiary of a company in which Lorraine O. Legg (the Company's Chief Executive Officer and a Trustee) has an ownership interest. Other than the fees paid to E&L, Ms. Legg receives no other compensation from the Company.

     In connection with the sale of the Charleston property, the Board of Trustees adopted an incentive payment plan for E&L for arranging, structuring, negotiating and closing the transaction. The amount of the incentive fee would vary depending upon the sales price achieved and subject to a maximum payment. Under this plan, E&L received a fee of $233,000 in September, 1997.

9.   COMMITMENTS AND CONTINGENCIES.

     In the late 1980s, the San Francisco Bay Region of the California Regional Water Quality Control Board (the "RWQCB") requested that the Company investigate and characterize soil and groundwater contamination at Charleston. In response to that request, the Company engaged an environmental engineering firm which discovered the presence of trichloroethylene and other solvent chemicals in the groundwater below Charleston

     By letter dated February 17, 1997, the RWQCB notified the Company that it intended to issue a Site Cleanup Requirements ("SCRs") Order naming the Company, one of Charleston's current tenants and a former tenant as parties responsible for further environmental investigation and remediation of Charleston. The RWQCB has indicated that it also intends to issue a similar order to parties associated with an adjacent site that may be an offsite source of a portion of the contamination in the groundwater underlying Charleston. At the Company's request, the RQWCB deferred issuing the SCRs to give the Company time to complete the then pending sale of Charleston.

     As part of the sale to Rubin-Pachulski Properties, Inc. ("Rubin") that closed in August 1997, Rubin agreed to indemnify the Company broadly against the pending SCRs and other types of environmental claims. Rubin's indemnity is backed by an environmental insurance policy placed with Reliance Insurance Company of Illinois. It is possible that the RQWCB could still name the Company when it ultimately issues its SCRs Order for the property based on the Company's former ownership of Charleston. If that occurs, the Company would tender the SCRs Order to Rubin for compliance. Similarly, the Company would tender any other environmental claim brought against the Company on the basis of its former ownership of Charleston to Rubin pursuant to the indemnity.

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

     On August 21, 1997, the Company sold the Charleston property, the last property remaining in its portfolio. The total purchase price for the property was $13,000,000 less a $1,350,000 credit for potential remediation work and related costs, resulting in a net sales price of $11,650,000. The purchase price was paid entirely in cash. Out of escrow, the Company used $4,557,500 of the sales proceeds to pay off existing financing on the property and used $1,071,000 to pay brokerage commissions, prepayment penalty on early retirement of debt and closing costs associated with the transaction. This represents a gain of approximately $4,349,000.

     As a result of the sale of the Charleston property, the board of trustees on August 22, 1997 declared a dividend in the amount of $3.00 cash per share payable on September 12, 1997 to shareholders of record on September 2, 1997.

     Since the Charleston property was the Company's sole remaining real estate holding, the board of trustees is in the process of evaluating the options available, including the sale or termination of the Company. However, the Board of Trustees has not concluded on the ultimate course of action and, accordingly, the accompanying financial statements are presented on a going concern basis with no accrual for any costs associated with winding up the Company's affairs. The Company's remaining assets consist almost entirely of cash and cash equivalents. The Company will retain assets to satisfy its liabilities, as well as to cover overhead and operating expenses.


Liquidity and Capital Resources
-------------------------------

     The Company's liquidity and capital resources have been dramatically changed as a result of the February 23, 1996 and August 21, 1997 asset sales. The Company's primary source of near-term liquidity is its unrestricted cash which, at September 30, 1997, totaled $3,010,590. This amount is expected to be adequate to satisfy the Company's liabilities, as well as its overhead and operating expenses.

     The Company's remaining principal application of its resources after meeting expenses and liabilities is the payment of dividends.

     Capital expenditures for the nine months ended September 30, 1997 and 1996 were $1,103 and $48,322, respectively. The Company has no future commitments other than the potential remediation discussed in Note 9.

     In the nine months ended September 30, 1996 the Company paid a cash dividend of $0.33 and 0.1287 of a share of MIT common stock per share of beneficial interest. In the quarter ended September 30, 1997, the Company paid a cash dividend of $3.00 per share of beneficial interest. No distributions were made in the quarter ended September 30, 1996.

Material Changes in Results of Operations
-----------------------------------------

     Rentals from Real Estate Investments totaled $907,832 and $1,738,922 for the nine months ended September 30, 1997 and 1996, respectively. The 1997 rentals were less than 1996 because of the sale of nine of the Company's ten properties in its real estate portfolio on February 23, 1996. In the nine months ended September 30, 1997, rentals and expense recaptures from Charleston were $907,832 as compared to $986,708 in the nine months ended September 30, 1996. The decrease in 1997 is primarily the result of the sale of the Charleston property in August, 1997.

     Interest and other revenues increased by $35,009 to $232,179 in the nine months ended September 30, 1997 because of increases in the Company's average cash balances available for investment.

     Property taxes and property operating costs during the nine months declined from period to period because of the February 23, 1996 property sale. The increase in property operating costs by $28,306 to $88,751 during the three months ended September 30, 1997 is primarily due to increased costs of maintaining the Charleston property. Depreciation and amortization declined from period to period because of the 1996 property sale and the fact that depreciation of the Charleston property was discontinued in August 1996 at the time the property was listed for sale.

     General and administrative expense was $245,298 and $323,232 in the nine months ended September 30, 1997 and 1996, respectively. The decline resulted from the lower expense level following the termination of the MPP Employee Leasing Agreement and the disposition of properties in February 1996. For the three months ended September 30, 1997, general and administrative expense increased $35,827 to $100,750. The 1997 quarter included costs related to the search for possible alternatives to liquidation of the Company.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:   None.

(b)  Reports on Form 8-K

           The following report on Form 8-K was filed during the quarter ended September 30, 1997:

           Current Report on Form 8-K under Item 2 - Acquisition or Disposition of Assets, dated August 22, 1997 announcing the sale of Charleston Business Park and the declaration and payment of a dividend in the amount of $3.00 cash per share payable on September 12, 1997 to shareholders of record on September 2, 1997. In addition pro forma financial information was filed in this report under
Item 7 - Financial Statements and Exhibits.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                REGISTRANT

                                MERIDIAN POINT REALTY TRUST `83

Date:  November 14, 1997       By: /s/ Lorraine O. Legg
                                   --------------------
                                   Lorraine O. Legg,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date:  November 14, 1997       By: /s/ John E. Castello
                                   --------------------
                                   John E. Castello,
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)