Form 10-K405
period 1997-12-31
MERIDIAN POINT REALTY TRUST 83
filed 1998-04-15
CIK 703702

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1997
                                      OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:  0-12166

                        MERIDIAN POINT REALTY TRUST `83
            (Exact name of Registrant as specified in its charter)

             CALIFORNIA                              94-6542723
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

    655 MONTGOMERY STREET, SUITE 800
      SAN FRANCISCO, CALIFORNIA                       94111
   (Address of principal executive offices)         (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (415) 393-8000

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: SHARES OF BENEFICIAL INTEREST

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [x]     No  [_]

          Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    Yes  [x]     No  [_]

          The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant on March 26, 1998 was $3,415,604 based on the closing price on that date of shares of beneficial interest quoted on the SmallCap Market of the Nasdaq Stock Market and excluding shares owned by trustees, executive officers and principal shareholders (i.e., holders of 5% or more of the Registrant's outstanding shares).

          The Registrant had 3,031,618 shares of beneficial interest outstanding on March 26, 1998.

          Portions of the Proxy Statement for Registrant's 1998 Annual Meeting of Shareholders, filed or to be filed pursuant to Regulation 14A within 120 days following Registrant's fiscal year ended December 31, 1997, are incorporated by reference into Part III of this report.

                        MERIDIAN POINT REALTY TRUST `83
                            INDEX TO ANNUAL REPORT
                                 ON FORM 10-K

PART I                                                                                                     Page
                                                                                                           ----
Item 1:    Business.....................................................................................    3
Item 2:    Properties...................................................................................    4
Item 3:    Legal Proceedings............................................................................    5
Item 4:    Submission of Matters to a Vote of Security Holders..........................................    5

PART II

Item 5:    Market for the Registrant's Common Equity and Related Shareholder Matters....................    7
Item 6:    Selected Financial Data......................................................................    7
Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations........    8
Item 7A:   Quantitative and Qualitative Disclosures About Market Risk...................................   12
Item 8:    Financial Statements and Supplementary Data..................................................   12
Item 9:    Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure....................................................   12

PART III

Item 10:   Information about Directors and Executive Officers of the Registrant.........................   13
Items 11   through 13: .................................................................................   13

PART IV

Item 14:   Exhibits, Financial Statements and Reports on Form 8-K.......................................   14


--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

The Company
-----------

          Meridian Point Realty Trust `83, a California business trust (the "Company"), is a finite-life real estate investment trust ("REIT"). The Company was organized on June 24, 1982 and commenced operations on April 12, 1983. It changed its name from Sierra Real Estate Equity Trust `83 to Meridian Point Realty Trust `83 in October 1991.

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

          The Company was formed for the purpose of making equity investments in income-producing industrial and commercial real estate in selected areas of projected growth in the United States. Prior to February 23, 1996, the Company had six real estate equity investments consisting of ten properties.

          On May 31, 1995, the Company entered into an Asset Purchase Agreement with a newly formed infinite-life industrial REIT, Meridian Industrial Trust, Inc. ("MIT"). The Asset Purchase Agreement provided that the Company would sell all but one of its real estate assets to MIT for approximately $3.6 million in cash, 390,360 shares of MIT common stock and the assumption of certain mortgage notes and other liabilities by MIT. The Company's Charleston property was excluded from the transaction because of MIT's concerns regarding the environmental conditions at that property. Completion of the transaction was subject to a number of contingencies, including shareholder approval of the Asset Purchase Agreement, the effectiveness of a registration statement for MIT's common stock and completion of the merger of three other Meridian Point REITs into MIT.

          On February 22, 1996, the Company's shareholders approved the Asset Purchase Agreement with MIT. On February 23, 1996, MIT acquired all of the Company's real estate assets (other than the Charleston property) pursuant to the Asset Purchase Agreement.

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

          On August 22, 1997, the Company sold the Charleston property consisting of six research and light industrial buildings, aggregating 119,041 square feet on an 8-acre site adjacent to the Bayshore Freeway in Mountain View, California. The total sales price was $13,000,000 less a $1,350,000 credit for estimated environmental remediation work and related costs resulting in a net sales price of $11,650,000. The Company realized a gain of approximately $4,529,000 on the sale of the Charleston property. Since the sale, the Company's assets have consisted almost exclusively of cash and cash equivalents and its only income is from investment of its remaining funds. The Board of Trustees on August 22, 1997 declared a distribution in the amount of approximately $9,100,000 (or $3.00 per share of beneficial interest in the Company), which was paid on or about September 12, 1997 to shareholders of record on September 2, 1997.

Management
----------

          The Company's affairs are overseen by a Board of Trustees ("Trustees"). There are five Trustees, four of whom are independent (i.e., not an affiliate of a person or entity providing services for the Company other than in his or her capacity as a Trustee).

          Effective February 24, 1996, the Company entered into an agreement with E & L Associates, Inc. ("E & L") to provide property management and certain other administrative services to the Company. Under this agreement E & L received a monthly fee of $8,333 to June 30, 1996. Effective July 1, 1996, the monthly fee was increased to $10,000. E & L is a wholly-owned subsidiary of a company in which Lorraine O. Legg (the Company's President and a Trustee) has an ownership interest.

Insurance
---------

     Until the sale of Charleston, and in addition to other types of insurance maintained by the Company, the Company carried comprehensive general liability and excess liability coverage on the Charleston property in the aggregate amount of $3,000,000 to insure against liability claims and the costs of defense. Similarly, the Company insured against the risk of direct physical damage in amounts necessary to reimburse the Company on a replacement basis for costs incurred to repair or rebuild the Charleston property, including loss of rental income during the construction period, in the aggregate amount of $5,500,000.

Real Estate Considerations
--------------------------

          The ownership of real estate entails environmental risks and potential liability to owners, including former owners. Environmental investigation at one of the properties sold to MIT in 1996 indicated that soil at the property contained volatile organic compounds in concentrations that exceeded the clean-up goals typically cited by the California Regional Water Quality Control Board ("RWQCB"). As part of the sale transaction, the Company was obligated to fully fund the remediation costs for which it had previously accrued $140,000 in 1994. Approximately $94,586 has been expended by the Company for remediation costs through December 1997 and it does not believe that any additional costs will be incurred, but there can be no assurance to that effect. The Company may be entitled to seek contribution and indemnity for the remediation costs against other potentially responsible parties who may have caused the contamination at the property.

          In the late 1980's the San Francisco Bay Region of the RWQCB requested that the Company investigate and characterize soil and groundwater contamination of the Charleston property. The Company engaged an environmental engineering firm that discovered the presence of trichloroethylene and other solvent chemicals in the groundwater. The RWQCB deferred issuing a Site Cleanup Requirements ("SCRs") order to give the Company time to complete the pending sale of the Charleston property. As part of the sale, the purchaser agreed to indemnify the Company broadly against the pending SCRs and other types of environmental claims. The purchasers indemnity is backed by an environmental insurance policy placed with Reliance Insurance Company of Illinois. It is possible that the RWQCB could still name the Company when it ultimately issues its SCRs order for the property based on the Company's former ownership. If that occurs, the Company would tender the SCRs order to the purchaser for compliance. Similarly, the Company would tender any other environmental claim brought against it to the purchaser pursuant to the indemnity.

ITEM 2.    PROPERTIES

          On August 22, 1997, the Company sold the Charleston property, its only remaining real estate investment.

ITEM 3.    LEGAL PROCEEDINGS

          There are no material pending legal proceedings to which the Company is a party or to which any of the assets of the Company is subject.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1997.

Executive Officers
------------------

    The following table sets forth as to each person who currently serves as an executive officer, his or her name, age, and positions with the Company:

     Name                    Age         Position
     ----                    ---         --------

     Lorraine O. Legg        58          President and Chief Executive Officer

     John E. Castello        53          Executive Vice President, Chief Financial Officer and Secretary

     Michael Gilbert         54          Vice President Real Estate

     Officers of the Company hold office at the discretion of the Trustees. Each executive officer's principal occupations during the past five years or more are set forth below.

     LORRAINE O. LEGG. Ms. Legg was appointed President and Chief Executive Officer of the Company effective February 24, 1996. Ms. Legg has been President and Chief Executive Officer and a director of TIS Financial Services, Inc. since 1984, TIS Mortgage Investment Company since 1988, and TIS Asset Management, Inc. since 1990. She is also President of Meridian Point Realty Trust VIII Co., and President and Chief Executive Officer and a director of Corporate Capital Investment Advisors and its affiliates. TIS Financial Services, Inc. and its affiliates advise and manage portfolios for individuals and corporations, including Meridian Point Realty Trust VIII Co. In addition, Ms. Legg is a director of CFI ProServices, Inc., located in Portland, Oregon. Ms. Legg has over 35 years of experience in corporate and real estate finance and real estate operations. Ms. Legg has served as a Trustee of the Company since October 1993.

     JOHN E. CASTELLO.   Mr. Castello was appointed Executive Vice President,
Chief Financial Officer and Secretary of the Company effective February 24, 1996. He has also been a Senior Vice President and Chief Financial Officer of Meridian Point Realty Trust VIII Co. since 1995, Senior Vice President of TIS Financial Services, Inc. since 1985, Executive Vice President and Chief Financial Officer of TIS Mortgage Investment Company since 1988, and Senior Vice President and Chief Financial Officer of TIS Asset Management since 1991. He is a director of TIS Mortgage Acceptance Corporation and a director and Senior Vice President of TIS Asset Management (since 1991).

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

--------------------------------------------------------------------------------
                                    PART II
--------------------------------------------------------------------------------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

     Until January 9, 1998, the principal market on which the shares were quoted was the National Market of the Nasdaq Stock Market. Thereafter, the shares began trading on the SmallCap Market of the Nasdaq Stock Market. The listing symbol of the shares is MPTBS.

     As of March 26, 1998, the Company had outstanding a total of 3,031,618 shares. As of the same date, these shares were held by approximately 2,275 holders of record (this figure does not reflect beneficial ownership of shares held in nominee names).

     The following table sets forth the published high and low closing sales prices for the shares during each calendar quarter for 1996 and 1997 (amounts in dollars).


                    CALENDAR QUARTER        HIGH         LOW
                    ----------------        -----        ----

                         1996

                      First Quarter           3-3/4       0-1/2
                      Second Quarter          2-1/8       1
                      Third Quarter           2-3/8       1-3/8
                      Fourth Quarter          3           2

                         1997

                      First Quarter           3-1/2       2-7/8
                      Second Quarter          3-5/8       2-5/8
                      Third Quarter           4-1/4       13/16
                      Fourth Quarter          1-1/2       1

     The Company suspended the payment of dividends in the fourth quarter of 1992 with the goal of preserving and enhancing its future liquidity. However, as a result of the sale of the bulk of its property holdings in February 1996, the Company paid a dividend on March 22, 1996 of $1,000,434 in cash (or $0.33 per share) and 390,360 shares of MIT common stock (or 0.1287 of a share of MIT common stock per Company share) to shareholders of record at the close of business on March 12, 1996. In August 1997, the Company sold its remaining property holding and on September 12, 1997, paid a cash dividend of $9,094,854 (or $3.00 per Company share) to shareholders of record on September 2, 1997.

     Under the REIT tax rules, the Company is required to make distributions to shareholders that aggregate annually at least 95% of its taxable income. Due to net operating loss carry-forwards, the Company remains in compliance with this rule. In accordance with the Company's organizational documents, dividend distributions to be made by the Company will always be at the discretion of the Trustees.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data for the Company for the five years ended December 31, 1997. The data for 1997 reflects the sale on August 22, 1997 of the Company's sole remaining property, the Charleston property. The data for 1996 reflects the sale on February 23, 1996 of nine of the ten properties previously owned by the Company. The selected financial data presented below for the years ended December 31, 1997 and 1996 is thus not comparable to the prior years' selected financial data. This table should be read in conjunction with the more detailed financial statements included elsewhere herein.


                                                           FOR THE YEARS ENDED DECEMBER 31,
                                       1997             1996             1995              1994               1993
------------------------------------------------------------------------------------------------------------------------
Rentals from Real Estate
   Investments                      $  907,831       $ 2,026,861       $ 5,834,499        $ 6,440,653        $ 6,947,791
Income (Loss) Before
   Gain (Loss) on Sale
   of Properties                        47,209            97,168          (534,476)          (479,892)           246,015
Gain (Loss) on Sale
   of Properties                     4,528,701         2,582,606                --             58,977            (48,964)
Net Income (Loss)                    4,386,840         2,679,774          (534,476)          (420,915)           197,051
Rental Properties, Net                      --         6,191,573        28,780,485         29,346,374         35,741,420
Total Assets                         2,907,391        12,345,964        34,053,336         36,422,599         39,923,901
Mortgage Notes
   Payable, Net                             --         4,627,123        20,873,011         22,626,668         25,905,608
Per Share
Basic Net Income (Loss)
  Before Extraordinary Item         $     1.51       $      0.88            $(0.18)            $(0.14)             $0.07
Basic Net Income (Loss)             $     1.45       $      0.88            $(0.18)            $(0.14)             $0.07
  Distributions Declared
   Cash                             $     3.00       $      0.33                --                 --                 --
   Shares of MIT stock                      --             .1287                --                 --                 --
------------------------------------------------------------------------------------------------------------------------

     See "Material Changes in Results of Operations" under Item 7 for information regarding material changes in results of operations during 1997, 1996, and 1995.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Introduction and Discussion of Known Trends, Events and Uncertainties
---------------------------------------------------------------------

  The Company was formed as a self-liquidating, finite-life REIT. Before February 23, 1996, the Company's principal asset (and source of revenue) was its portfolio of ten industrial and commercial properties. On February 23, 1996, the Company: (1) sold nine of the ten properties in its portfolio to MIT for approximately $3.6 million in cash, 390,360 shares of MIT common stock, and the assumption of certain mortgage notes and other liabilities by MIT; (2) announced a dividend which was paid March 22, 1996 of approximately $1 million in cash (or $0.33 per share of beneficial interest in the Company) and all of the 390,360 shares of MIT common stock (or 0.1287 of a share of MIT common stock per share of beneficial ownership in the Company) to shareholders of record at the close of business on March 12, 1996; and (3) appointed E & L to provide property management and certain other administrative services to the Company, effective February 24, 1996.

  On August 22, 1997, the Company sold the Charleston property, the last property remaining in its portfolio. The total purchase price for the property was $13,000,000 less a $1,350,000 credit for potential remediation work and related costs, resulting in a net sales price of $11,650,000. The purchase price was paid entirely in cash. Out of escrow, the Company used $4,557,500 of the sales proceeds to pay off existing financing on the property and used $891,504 to pay brokerage commissions and closing costs associated with the transaction. The Company incurred a prepayment penalty on early retirement of debt of $189,070. This represents a gain of approximately $4,529,000.

  As a result of the sale of the Charleston property, the Trustees on August 22, 1997 declared a cash distribution in the amount of $3.00 per share of beneficial interest payable on September 12, 1997 to shareholders of record on September 2, 1997.

  Since the Charleston property was the Company's sole remaining real estate holding, the Company's remaining assets consist almost entirely of cash and cash equivalents. The Company will retain assets to satisfy its liabilities, as well as to cover overhead and operating expenses.

Liquidity and Capital Resources
-------------------------------

     The Company's liquidity and capital resources have been dramatically changed as a result of the February 23, 1996 and August 22, 1997 property sales. The Company's primary source of near-term liquidity is its unrestricted cash and cash equivalents which, at December 31, 1997, totaled $2,886,339. This amount is expected to be adequate to satisfy the Company's liabilities, as well as its overhead and operating expenses for at least the next 12 months.

     At December 31, 1997, the Company has no debt or obligations for capital expenditures. The only remaining contractual obligation of the Company is its management contract with E&L which may be terminated by either party upon 30 days written notice. As more fully discussed in Item 1. Business, "Real Estate Considerations":

(i) the Company is obligated to fully fund the remediation costs relating to one of the properties sold to MIT in 1996. Through December 1997, the Company has expended approximately $94,586 relating to this matter and the Company does not believe that any additional costs will be incurred; however, management can provide no assurances thereto. The Company may be entitled to seek contribution and indemnity for the remediation costs against other potentially responsible parties who may have caused the contamination at the property.


(ii) in connection with the sale of Charleston, the purchaser indemnified the Company against the pending SCR's and other types of environmental claims. It is possible that the Company could still be named by the RWQCB when it ultimately issues its SCRs order for Charleston, based upon the Company's former ownership. If that or any other environmental claim were brought against the Company, then the Company would tender such claim to the purchaser of Charleston pursuant to the indemnity.

Year 2000 Compliance
--------------------

     The Company utilizes a number of computer software programs and operating systems across its entire organization, including applications used in financial business systems and various administrative functions. To the extent that the Company's software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000" and beyond, some level of modification, or replacement of such application will be necessary. Given information known at this time about the Company's systems that are non-compliant management does not expect Year 2000 compliance costs to have any material adverse impact on the Company's liquidity or ongoing results of operations. No assurance can be given, however, that all the Company's systems will be Year 2000 compliant or that compliance costs or the impact of the Company's failure to achieve substantial Year 2000 compliance will not have a material adverse impact on the Company's future liquidity or results of operations.

Election for REIT Status
------------------------
     The Company has previously elected to be taxed as a REIT pursuant to
Section 856(c)(1) of the Internal Revenue Code (the "Code") and intends to be taxed as a REIT under the Code for the fiscal year ended December 31, 1997. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to shareholders in computing the Company's taxable income. The Company currently distributes all of its net taxable income (including net capital gains) to its Shareholders. No provisions for federal or state income taxes have been made in the accompanying consolidated statements of operations for the years ended December 31, 1997, 1996 and 1995.

To qualify for REIT status, the Company must meet a number of highly technical organizational and operations requirements on a continuing basis. Those requirements seek to ensure, among other things, that the gross income and investments of a REIT are largely real estate related, with certain other permitted assets, that a REIT distributes substantially all its ordinary taxable income to shareholders on a current basis and that the REIT's ownership is not overly concentrated. Due to the complex nature of these rules, the limited available guidance concerning interpretation of the rules, the importance of ongoing factual determinations and the possibility of adverse changes in or interpretations of the law, administrative interpretations of the law and developments at the Company, no assurance can be given regarding the Company's qualification as a REIT for any particular year. As a result of the Company's sale of its last real estate property in August 1997, the Company's status as a REIT for 1997 is dependent, in part, upon tax rules regarding investments by REITs in certain types of non-real estate assets.

If the Company failed to qualify as a REIT for the fiscal year ended December 31, 1997, it would be taxed as a regular corporation, and distributions to shareholders would not be deductible in computing the Company's taxable income. The resulting corporate tax liabilities could materially (e.g., by approximately 30 percent of total assets at December 31, 1997) reduce the funds available for distribution to the Company's shareholders or for reinvestment. If the Company failed to qualify as a REIT, distributions to stockholders would no longer be required. Moreover, the Company might not be able to elect to be treated as a REIT for the four taxable years after the year during which the Company ceased to qualify as a REIT. In addition, if the Company later requalified as a REIT, it might be required to pay a full corporate-level tax on any unrealized gain associated with its assets as of the date of requalification and to make distributions equal to any C corporation earnings accumulated during the period of non-REIT status.

Material Changes in Results of Operations
-----------------------------------------

     On August 22, 1997, the Company sold the Charleston property, the last property remaining in its portfolio. The Company paid off the existing financing on Charleston, other expenses of the sale, and paid a dividend of $3.00 per share to the shareholders. The remaining assets of the Company have primarily been cash and cash equivalents since the sale of Charleston. The operations of the Company subsequent to August 22, 1997 will be significantly different than when it owned investments in operating real estate. The Company's Board of Trustees is in the process of evaluating the options available, including the sale or liquidation of the Company. In the event that liquidation is the desired course of action, the Company's management currently estimates that costs associated with liquidation and wind-up of the Company's affairs would approximate $500,000; however, management can provide no assurances thereto. However, the Board of Trustees has not concluded on the ultimate course of action.

Revenues

     Rentals from Real Estate Investments totaled $907,831 and $2,026,861 for the years ended December 31, 1997 and 1996, respectively. The decrease of $1,119,030 during 1997 was due to the sale of the Company's sole remaining real estate holding on August 22, 1997, and the fact that 1996 reflects the operations of ten properties for the period from January 1 through February 22, 1996.

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

     Interest and Other Revenue totaled $272,529, $264,902 and $311,627 for the years ended December 31, 1997, 1996 and 1995, respectively. The increase of $7,627 from 1997 to 1996 and the decrease of $46,725 from 1996 to 1995 is primarily due to the average balances in the Company's cash available for investment.

Expenses

     Interest and Amortization of Debt Discount totaled $262,771 and $651,111 for the years ended December 31, 1997 and 1996, respectively. The decrease of $388,340 during 1997 was due to the sale of Charleston and the corresponding payment of its mortgage note payable on August 22, 1997.

     Interest and Amortization of Debt Discount totaled $651,111 and $2,177,988 for the years ended December 31, 1996 and 1995, respectively. The decrease of $1,526,877 during 1996 was primarily due to the assumption of debt by MIT related to the properties sold on February 23, 1996. 1996 expense included $418,525 related to Charleston and $232,586 related to debt secured by the properties sold.

     Property Taxes for the years ended December 31, 1997 and 1996 respectively totaled $79,234 and $183,136. The decrease of $103,902 was due to the sale of Charleston on August 22, 1997. Property Taxes for the year ended December 31, 1996 totaled $183,136 of which $104,019 related to the Charleston property. 1995 Property Taxes totaled $612,621, representing the portfolio of ten properties.

     Property Operating Costs totaled $318,079 and $664,101 for the years ended December 31, 1997 and 1996, respectively. The decrease of $346,022 was a result of the sale of Charleston on August 22, 1997. The 1996 amount consisted of Charleston operating costs of $183,788, asset management fees paid to MPP and E & L of $236,098, and operating costs of the properties sold to MIT of $244,215. For the year ended December 31, 1995 Property Operating Costs were $1,576,378. The decrease in total Property Operating Costs from 1995 to 1996 was not in proportion to the decrease in rental income because of the write-off of uncollectible receivables and legal and professional fees incurred related to the Charleston environmental situation in 1995.

     Legal Costs for the years ended December 31, 1997, 1996 and 1995 were $102,229, $47,724 and $26,653 respectively. The increase of $54,505 was due to additional costs incurred in the sale of the Charleston property. The increase of $21,071 during 1996 was primarily due to costs related to the sale of nine of the Company's operating properties to MIT and the potential sale of Charleston.

     General and Administrative expenses for the years ended December 31, 1997 and 1996 were $354,684 and $276,283 respectively. The increase of $78,401 was due primarily to consulting and other costs associated with developing strategic alternatives for the Company. General and Administrative expenses for the year ended December 31, 1996 were $276,283, a decrease of $152,935 from the 1995 level of $429,218. The decrease resulted from the sale of properties in 1996.

     For the years ended December 31, 1997 and 1996, Depreciation and Amortization totaled $16,154 and $372,240. Upon entering into an exclusive listing agreement for the sale of the Charleston property on June 27, 1996, the Company ceased to depreciate the property. Therefore, the Company did not record any depreciation expense in 1997, and recorded $16,154 of amortization expense related lease commissions on the Charleston property. Depreciation and Amortization totaled $372,240 and $1,494,611 in the years ended December 31, 1996 and 1995, respectively. This decline relates entirely to the sale of nine of the Company's operating properties in February 1996.

During 1997, the Company recorded an extraordinary item to provide for the prepayment penalty in the amount of $189,070, associated with the pay down of the Charleston mortgage.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Registrant is not subject to any material quantitative or qualitative exposure to market risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

--------------------------------------------------------------------------------
                                   PART III
--------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information about Registrant's directors and disclosure of Form 3, 4 or 5 delinquent filers called for by Item 10, Part III of Form 10-K is set forth in Registrant's definitive proxy statement filed or to be filed pursuant to Regulation 14A within 120 days of Registrant's fiscal year ended December 31, 1997, and such information is incorporated herein by this reference. Pursuant to Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information about Registrant's executive officers called for by Item 10,
Part III of Form 10-K is set forth in Part I in a separate item captioned "Executive Officers."

ITEMS 11 THROUGH 13.

     The information called for by Part III of Form 10-K (Item 11 - Executive Compensation, Item 12 - Security Ownership of Certain Beneficial Owners and Management and Item 13 - Certain Relationships and Related Transactions) is set forth in Registrant's definitive Proxy Statement filed or to be filed pursuant to Regulation 14A within 120 days of Registrant's fiscal year ended December 31, 1997, and such information is incorporated herein by this reference.

--------------------------------------------------------------------------------
                                    PART IV
--------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K

(a)(1) FINANCIAL STATEMENTS.  The following Company financial statements are
       --------------------
       filed as part of this report:

                                                                       PAGE
                                                                       ----
       Report of Independent Public Accountants.......................  24
       Consolidated Balance Sheets....................................  25
       Consolidated Statements of Operations..........................  26
       Consolidated Statements of Shareholders' Equity................  27
       Consolidated Statements of Cash Flows..........................  28
       Supplemental Schedule of Non-Cash Transactions.................  29
       Notes to Consolidated Financial Statements.....................  30

(a)(2) FINANCIAL STATEMENT SCHEDULES.  The following financial statement
       -----------------------------
schedules are filed as part of this report:

                                                                       PAGE
                                                                       ----
       Valuation and Qualifying Accounts..............................  37
       Real Estate and Accumulated Depreciation.......................  38

       Schedules for which provision is made in applicable accounting regulations of the Securities and Exchange Commission which have not been included have been omitted because of the absence of conditions for which they are required or because the information is included elsewhere in this report.

(a)(3) EXHIBITS.
       --------

NO.                                            DESCRIPTION
---                                            -----------

(In accordance with Item 601 of Regulation S-K)

2.1 Amended and Restated Asset Purchase Agreement dated November 10, 1995 between Meridian Point Realty Trust `83 and Meridian Industrial Trust, Inc. filed as Appendix D to Registrant's Amendment #3 to Preliminary Proxy Statement filed December 22, 1995 and incorporated herein by reference.

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

10.1 Employment Agreement dated July 2, 1991 by and among Trust `82, Trust `83, Trust `84, Trust IV, Trust VI, Trust VII, Trust VIII, Milton K. Reeder, and Meridian Point Company filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended September 30, 1991 and incorporated herein by reference.

10.2 Change of Control Agreement dated December 12, 1991 among Al E. Andrews, Jr. and Meridian Point Realty Trust `82, Meridian Point Realty Trust `83, Sierra Real Estate Equity Trust `84 Co., Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI Co., Meridian Point Realty Trust VII Co. and Sierra Capital Realty Trust VIII Co. filed as Exhibit 10.11 to Registrant's Form l0-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.3 Change of Control Agreement dated December 12, 1991 among Robert A. Dobbin and Meridian Point Realty Trust `82, Meridian Point Realty Trust `83, Sierra Real Estate Equity Trust `84 Co., Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI Co., Meridian Point Realty Trust VII Co. and Sierra Capital Realty Trust VIII Co. filed as Exhibit 10.12 to Registrant's Form l0-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.4 Change of Control Agreement dated December 12, 1991 among Dennis D. Higgs and Meridian Point Realty Trust `82, Meridian Point Realty Trust `83, Sierra Real Estate Equity Trust `84 Co., Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI Co., Meridian Point Realty Trust VII Co. and Sierra Capital Realty Trust VIII Co. filed as Exhibit 10.13 to Registrant's Form l0-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.5 Change of Control Agreement dated December 12, 1991 among Barbara J. Schuessler and Meridian Point Realty Trust `82, Meridian Point Realty Trust `83, Sierra Real Estate Equity Trust `84 Co., Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI Co., Meridian Point Realty Trust VII Co. and Sierra Capital Realty Trust VIII Co. filed as Exhibit
       10.15 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.6 Stock Option Agreement, effective April 1, 1991, among Milton K. Reeder, Meridian Point Properties, Inc., Meridian Point Company, Meridian Point Realty Trust `82, Meridian Point Realty Trust `83, Sierra Real Estate Equity Trust `84 Co., Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI Co., Meridian Point Realty Trust VII Co. and Sierra Capital Realty Trust VIII Co. filed as Exhibit 10.20 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.7 Master Lease dated July 5, 1988 between Sierra Real Estate Equity Trust `83 and Tencor Instruments filed as Exhibit 10.21 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

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

10.16 Deed of Trust and Security Agreement, dated May 22, 1986, between Sierra Real Estate Equity Trust `83 and New England Mutual Life Insurance Company for Charleston filed as Exhibit 10.33 to Registrant's Form l0-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.17 Loan Agreement dated September 28, 1987, between Sierra Real Estate Equity Trust `83 and Home Federal Savings and Loan Association for Golden Cove filed as Exhibit 10.1 to Registrant's Form 8-K, dated October 9, 1987 and incorporated herein by reference.

10.18 Note, dated September 28, 1987, for $4,575,000, between Sierra Real Estate Equity Trust `83 and Home Federal Savings and Loan Association for Golden Cove filed as Exhibit 10.2 to Registrant's Form 8-K, dated October 9, 1987 and incorporated herein by reference.

10.19 Deed of Trust, dated September 28, 1987, between Sierra Real Estate Equity Trust `83 and Home Federal Savings and Loan Association for Golden Cove filed as Exhibit 10.3 to Registrant's Form 8-K, dated October 9, 1987 and incorporated herein by reference.

10.20 Modification Agreement, dated August 1, 1991, between Meridian Point Realty Trust `83 and The Mutual Benefit Life Insurance Company in Rehabilitation for Spokane filed as Exhibit 10.39 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.21 Memorandum of Modification Agreement and First Amendment to Deed of Trust, dated December 31, 1991, between Meridian Point Realty Trust `83 and The Mutual Benefit Life Insurance in Rehabilitation for Spokane filed as Exhibit 10.40 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.22 Indemnity Agreement, dated June 19, 1987, between Sierra Real Estate Equity Trust `83 and Thomas B. Swartz filed as Exhibit 10.41 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.23 Indemnity Agreement, dated June 19, 1987, between Sierra Real Estate Equity Trust `83 and Robert R. Walker, Jr. filed as Exhibit 10.42 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.24 Indemnity Agreement, dated June 19, 1987, between Sierra Real Estate Equity Trust `83 and William B. Stevenson filed as Exhibit 10.43 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.25 Indemnity Agreement, dated June 19, 1987, between Sierra Real Estate Equity Trust `83 and James B. Davis filed as Exhibit 10.44 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.26 Indemnity Agreement, dated June 19, 1987, between Sierra Real Estate Equity Trust `83 and Lee W. Wilson filed as Exhibit 10.45 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.27 Indemnity Agreement, dated April 8, 1988, between Sierra Real Estate Equity Trust `83 and Herbert E. Stansbury, Jr. filed as Exhibit 10.46 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.28 Indemnity Agreement, dated April 8, 1988, between Sierra Real Estate Equity Trust `83 and Kermit Mowbray filed as Exhibit 10.47 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.29 Indemnity Agreement, dated June 29, 1988, between Sierra Real Estate Equity Trust `83 and Thomas B. Swartz filed as Exhibit 10.48 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.30 Indemnity Agreement, dated June 29, 1988, between Sierra Real Estate Equity Trust `83 and Robert A. Dobbin filed as Exhibit 10.49 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.31 Indemnity Agreement, dated June 29, 1988, between Sierra Real Estate Equity Trust `83 and William B. Stevenson filed as Exhibit 10.50 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.32 Indemnity Agreement, dated June 29, 1988, between Sierra Real Estate Equity Trust `83 and Milton K. Reeder filed as Exhibit 10.51 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.33 Indemnity Agreement, dated June 29, 1988, between Sierra Real Estate Equity Trust `83 and Steven B. Sinnett filed as Exhibit 10.52 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.34 Indemnity Agreement, dated June 29, 1988, between Sierra Real Estate Equity Trust `83 and Arnold L. Hoffman filed as Exhibit 10.53 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.35 Indemnity Agreement, effective June 6, 1991, between Meridian Point Realty Trust `83 and Richard H. Hughes filed as Exhibit 10.55 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.36 Indemnity Agreement, dated August 8, 1989, between Sierra Real Estate Equity Trust `83 and William B. Stevenson filed as Exhibit 10.54 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.37 Indemnity Agreement, effective June 6, 1991, between Meridian Point Realty Trust `83 and James M. Pollak filed as Exhibit 10.56 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.38 Indemnity Agreement, dated September 13, 1991, between Meridian Point Realty Trust `83 and Al E. Andrews, Jr. filed as Exhibit 10.57 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.39 Indemnity Agreement, dated March 5, 1992, between Meridian Point Realty Trust `83 and Arnold L. Hoffman filed as Exhibit 10.58 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.40 Indemnity Agreement, dated March 5, 1992, between Meridian Point Realty Trust `83 and Milton K. Reeder filed as Exhibit 10.59 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.41 Indemnity Agreement, dated March 5, 1992, between Meridian Point Realty Trust `83 and Robert A. Dobbin filed as Exhibit 10.60 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.42 Indemnity Agreement, dated March 5, 1992, between Meridian Point Realty Trust `83 and Dennis D. Higgs filed as Exhibit 10.61 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.43 Indemnity Agreement, dated March 5, 1992, between Meridian Point Realty Trust `83 and James S. McCaffrey filed as Exhibit 10.62 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.44 Indemnity Agreement, dated March 5, 1992, between Meridian Point Realty Trust `83 and Steven B. Sinnett filed as Exhibit 10.63 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.45 Indemnity Agreement, dated March 5, 1992, between Meridian Point Realty Trust `83 and Barbara J. Finnegan filed as Exhibit 10.64 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.46 Amended and Restated Articles of Incorporation of Meridian Point Properties filed March 24, 1992 filed as Exhibit 10.65 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.47 Indemnity Agreement, dated March 5, 1992, between Meridian Point Realty Trust `83 and Meridian Point Properties, Inc. filed as Exhibit 10.66 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.48 Indemnity Agreement, dated March 5, 1992, between Meridian Point Realty Trust `83 and Meridian Point Company filed as Exhibit 10.67 to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

10.49 Amended and Restated Employee Leasing Agreement, effective March 24, 1992, among Meridian Point Realty Trust `82, Meridian Point Realty Trust `83, Sierra Real Estate Equity Trust `84 Co., Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI Co., Meridian Point Realty Trust VII Co., and Sierra Capital Realty Trust VIII Co. filed as Exhibit 10.l to Registrant's Form l0-Q for the quarter ended June 30, 1992 and incorporated herein by reference.

10.50 Amended and Restated Registrar, Transfer Agent, Dividend Disbursement and Service Agreement, effective March 24, 1992, among Meridian Point Properties, Inc. and Meridian Point Realty Trust `82, Meridian Point Realty Trust `83, Sierra Real Estate Equity Trust `84 Co., Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI Co., Meridian Point Realty Trust VII Co., and Sierra Capital Realty Trust VIII Co. filed as
       Exhibit 10.2 to Registrant's Form l0-Q for the quarter ended June 30, 1992 and incorporated herein by reference.

10.51 Amendment No. l to Stock Option Agreement, effective March 24, 1992, among Milton K. Reeder, Meridian Point Properties, Inc., Meridian Point Realty Trust `82, Meridian Point Realty Trust `83, Sierra Real Estate Equity Trust `84 Co., Meridian Point Realty Trust IV Co., Meridian Point Realty Trust VI Co., Meridian Point Realty Trust VII Co., and Sierra Capital Realty Trust VIII Co. filed as Exhibit 10.3 to Registrant's Form l0-Q for the quarter ended June 30, 1992 and incorporated herein by reference.

10.52 Sublease dated September 11, 1992 between Chicago Title Insurance Company and Meridian Point Properties, Inc. filed as Exhibit 10.64 to Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

10.53 Indemnity Agreement effective February l, 1992 between Meridian Point Realty Trust `83 and Debra H. Paul filed as Exhibit 10.65 to Registrant's Form 10-K for the fiscal year ended December 31,1992 and incorporated herein by reference.

10.54 Indemnity Agreement dated September l0, 1992 between Meridian Point Realty Trust `83 and Dennis D. Higgs filed as Exhibit 10.66 to Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

10.55 Secured Promissory Note dated February 23, 1993 in the amount of $2,345,000 made by Meridian Point Realty Trust `83 for Principal Mutual Life Insurance Company filed as Exhibit 10.68 to Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

10.56 Deed of Trust, Security Agreement and Assignment of Rents dated February 23, 1993 between Meridian Point Realty Trust `83, Ronald B. Franklin, and Principal Mutual Life Insurance Company filed as Exhibit 10.69 to Registrant's Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

10.57 Indemnity Agreement dated April 9, 1992 between Meridian Point Realty Trust `83 and Peter O. Hanson filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended March 31, 1993 and incorporated herein by reference.

10.58 Indemnity Agreement dated March 4, 1993 between Meridian Point Realty Trust `83 and Earl F. Cheit filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended March 31, 1993 and incorporated herein by reference.

10.59 Indemnity Agreement dated March 4, 1993 between Meridian Point Realty Trust `83 and Robert E. Morgan filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended March 31, 1993 and incorporated herein by reference.

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

10.65 Purchase and Sale Agreement dated June 15, 1993 between Thomas C. Farnsworth, Jr. and Meridian Point Realty Trust `83 (for Memphis 15 property) filed as Exhibit 10.8 to Registrant's Form 10-Q for the quarter ended September 30, 1993 and incorporated herein by reference.

10.66 Indemnity Agreement dated October 29, 1993 between Meridian Point Realty Trust `83 and Lorraine O. Legg filed as Exhibit 10.61 to Registrant's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10.67 Promissory Note, dated March 1, 1994, for $4,919,266 to New England Life Insurance Company, executed by Meridian Point Realty Trust `83 filed as
       Exhibit 10.62 to Registrant's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10.68 Deed of Trust and Security Agreement, dated March 1994 between Meridian Point Realty Trust `83 and New England Life Insurance Company filed as
       Exhibit 10.63 to Registrant's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10.69 Environmental Indemnity Agreement, dated March 1, 1994, between Meridian Point Realty Trust `83 and New England Life Insurance Company filed as
       Exhibit 10.64 to Registrant's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10.70 Assignment of Leases and Rents, dated March 1994, between Meridian Point Realty Trust `83 and New England Life Insurance Company filed as Exhibit
       10.65 to Registrant's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

10.71 Escrow Agreement, dated March 4, 1994, by and among New England Life Insurance Company, Meridian Point Realty Trust `83, and Norris, Beggs, and Simpson filed as Exhibit 10.66 to Registrant's Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference.

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

10.74 Letter Agreement modifying Loan No. 331423 dated May 4, 1994, between Mutual Benefit Life Insurance Company in Rehabilitation and Meridian Point Realty Trust `83 filed as Exhibit 10.2 to Registrant's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference.

10.75 Indemnity Agreement dated June 3, 1994 between Meridian Point Realty Trust `83 and Peter O. Hanson filed as Exhibit 10.3 to Registrant's Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference.

10.76 Amendment No. 1 to Amended and Restated Employee Leasing Agreement, effective as of February 1, 1994 filed as Exhibit 10.1 to Registrant's Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference.

10.77 Stock Purchase Agreement dated as of September 22, 1994 between Meridian Point Realty Trust `83 and Hunt Realty Acquisitions, L.P. filed as
       Exhibit 10.1 to Registrant's Form 8-K dated September 22, 1994 and incorporated herein by reference.

10.78 Purchase and Sale Agreement entered into December 2, 1994 by and between Meridian Point Realty Trust `83 and DJ&J Software Corporation filed as
       Exhibit 10.1 to Registrant's Form 8-K, dated December 29, 1993 and incorporated herein by reference.

10.79 Amendment No. 1 to Stock Purchase Agreement dated November 22, 1994, between Meridian Point Realty Trust `83 and Hunt Realty Acquisitions, L.P. filed as Exhibit 10.1 to Registrant's Form 8-K dated January 17, 1995 and incorporated herein by reference.

10.80 Indemnity Agreement effective January 3, 1995, between Meridian Point Realty Trust `83 and Brian F. Zywiciel filed as Exhibit 10.1 to Registrant's Form 8-K dated January 3, 1995, and incorporated herein by reference.

10.81 Indemnity Agreement effective January 3, 1995, between Meridian Point Realty Trust `83 and Barbara S. Finnegan filed as Exhibit 10.2 to Registrant's Form 8-K dated January 3, 1995, and incorporated herein by reference.

10.82 Indemnity Agreement effective January 3, 1995, between Meridian Point Realty Trust `83 and Brian F. Zywiciel filed as Exhibit 10.3 to Registrant's Form 8-K dated January 3, 1995, and incorporated herein by reference.

10.83 Agreement for Dissolution and Winding Up of Scripps Ventures, effective December 31, 1995.

10.84 Amended and Restated Asset Purchase Agreement dated November 10, 1995 between Meridian Point Realty Trust `83 and Meridian Industrial Trust, Inc. filed as Appendix D to Registrant's Amendment No. #3 to Preliminary Proxy Statement filed December 22, 1995 and incorporated herein by reference.

10.85 Agreement between Meridian Point Realty Trust `83 and E & L Associates, Inc. dated February 23, 1996.

10.86 Purchase and Sale Agreement entered into August 4, 1997, together with First Amendment to Purchase and Sale Agreement effective August 7,1997 and Second Amendment to Purchase and Sale Agreement effective August 15, 1997, between Meridian Point Realty Trust `83 and 2400

     Charleston Associates, LLC (as successor to Rubin-Pachulski Properties, Inc.) filed as Exhibit 10.1 to Registrant's Form 8-K dated September 5, 1997, and incorporated herein by reference.

(b)  REPORTS ON FORM 8-K
     -------------------

     The following Form 8-K report was filed during the quarter ended December 31, 1997:

          Current Report on Form 8-K under Item 5 - Other Events, dated August 22, 1997 announcing the sale of the Charleston Property.

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

Dated:   April 14, 1998    MERIDIAN POINT REALTY TRUST `83


                           By: /s/ Lorraine O. Legg
                              -------------------------------------
                              Lorraine O. Legg
                              President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  /s/ Lorraine O. Legg                         Dated:  April 14, 1998
---------------------------------------
Lorraine O. Legg
President and Chief Executive Officer
(Principal Executive Officer)


  /s/ John E. Castello                         Dated:  April 14, 1998
---------------------------------------
John E. Castello
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)


  /s/ Herbert E. Stansbury                     Dated:  April 14, 1998
---------------------------------------
Herbert E. Stansbury, Jr.
Chairman and Trustee


  /s/ Peter O. Hanson                          Dated:  April 14, 1998
---------------------------------------
Peter O. Hanson
Trustee


  /s/ Lorraine O. Legg                         Dated:  April 14, 1998
---------------------------------------
Lorraine O. Legg
Trustee


  /s/ Robert E. Morgan                         Dated:  April 14, 1998
---------------------------------------
Robert E. Morgan
Trustee


 /s/ James M. Pollak                           Dated:  April 14, 1998
---------------------------------------
James M. Pollak
Trustee

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Shareholders and Board of Trustees of Meridian Point Realty Trust `83:

          We have audited the accompanying Consolidated Balance Sheets of Meridian Point Realty Trust `83 (a California business trust) as of December 31, 1997 and 1996, and the related Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meridian Point Realty Trust `83 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

          Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The Financial Statement Schedules listed in Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                   /s/ ARTHUR ANDERSEN LLP


San Francisco, California
  February 19, 1998

                        MERIDIAN POINT REALTY TRUST `83
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                                                            1997                  1996
-------------------------------------------------------------------------------------------------------------
ASSETS
INVESTMENT IN REAL ESTATE HELD FOR SALE:
Rental Properties, Net                                                     $         --          $  8,723,639
Less:   Accumulated Depreciation                                                     --            (2,532,066)
-------------------------------------------------------------------------------------------------------------
                                                                                     --             6,191,573
OTHER ASSETS:
Cash and Cash Equivalents                                                     2,886,339             4,437,422
Restricted Cash                                                                      --             1,580,139
Accounts Receivable, Net of Reserves of $25,000 and $197,452
 as of December 31, 1997 and 1996, respectively                                      --                32,353
Capitalized Loan Costs, Net of Accumulated Amortization of
 $0 and $95,491 as of December 31, 1997 and 1996,
 respectively                                                                        --                17,983
Capitalized Lease Commissions, Net of Accumulated
 Amortization of $0 and $49,128 as of December 31,
 1997 and 1996, respectively                                                         --                40,130
Other Assets, Net                                                                21,052                46,364
-------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $  2,907,391          $ 12,345,964
=============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Mortgage Note Payable, Net                                                 $         --          $  4,627,123
Accounts Payable                                                                102,057                13,139
Prepaid Rent, Tenant Deposits and Other Liabilities                                  --               192,354
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                               102,057             4,832,616
-------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 7)

SHAREHOLDERS' EQUITY:
Shares of Beneficial Interest - $1.00 stated value:
 Authorized - Unlimited; 3,031,618 shares issued and
 outstanding as of December 31, 1997 and 1996                                 3,031,618             3,031,618
Paid-in Capital                                                              22,755,694            22,755,694
Distributions in Excess of Income                                           (22,981,978)          (18,273,964)
-------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                    2,805,334             7,513,348
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $  2,907,391          $ 12,345,964
=============================================================================================================

 The accompanying notes are an integral part of these consolidated statements.

                        MERIDIAN POINT REALTY TRUST `83
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                            1997               1996                1995
-------------------------------------------------------------------------------------------------------------
REVENUES:
Rentals from Real Estate Investments                        $  907,831          $2,026,861         $5,834,499
Interest and Other                                             272,529             264,902            311,627
-------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                               1,180,360           2,291,763          6,146,126
-------------------------------------------------------------------------------------------------------------

EXPENSES:
Interest and Amortization of Debt Discount                     262,771             651,111          2,177,988
Property Taxes                                                  79,234             183,136            612,621
Property Operating Costs, Including Amounts Paid
 to Related Parties of $120,000, $236,098, and
 $466,125, respectively                                        318,079             664,101          1,576,378
Legal Costs                                                    102,229              47,724             26,653
General and Administrative, Including Amounts
 Paid to Related Parties of $74,657, $56,190,
 and $106,544, respectively                                    354,684             276,283            429,218
Depreciation and Amortization                                   16,154             372,240          1,494,611
Expenses of Terminated Stock Purchase                               --                  --            363,133
-------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                               1,133,151           2,194,595          6,680,602
-------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE GAIN ON SALE OF PROPERTIES                 47,209              97,168           (534,476)
Gain on Sale of Properties                                   4,528,701           2,582,606                 --
-------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                      4,575,910           2,679,774           (534,476)
Extraordinary Item -
 Prepayment Penalty on Paydown of Debt                        (189,070)                 --                 --
-------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                           $4,386,840          $2,679,774         $ (534,476)
=============================================================================================================

NET INCOME (LOSS) PER COMMON SHARE BASIC
 AND DILUTED:
Income (Loss) Before Extraordinary Item                     $     1.51               $0.88             $(0.18)
Extraordinary Item - Prepayment Penalty                          (0.06)                 --                 --
-------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE                          $     1.45               $0.88             $(0.18)
=============================================================================================================

 The accompanying notes are an integral part of these consolidated statements.

                        MERIDIAN POINT REALTY TRUST '83
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997 1996 AND 1995



                                                             SHARES OF                                         DISTRIBUTIONS
                                                        BENEFICIAL INTEREST              PAID-IN                 IN EXCESS
                                                        -------------------
                                                    SHARES              AMOUNT           CAPITAL                 OF INCOME
----------------------------------------------------------------------------------------------------------------------------------
BALANCE - JANUARY 1, 1995                           3,031,618           $3,031,618       $22,755,694           $(13,026,683)
Net Loss                                                   --                   --                --               (534,476)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1995                         3,031,618           $3,031,618       $22,755,694           $(13,561,159)
Net Loss                                                                                                          2,679,774
Distributions Paid                                         --                   --                --             (7,392,579)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1995                         3,031,618           $3,031,618       $22,755,694           $(18,273,964)
Net Income                                                                                                        4,386,840
Distributions Paid                                         --                   --                --             (9,094,854)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 1995                         3,031,618           $3,031,618       $22,755,694           $(22,981,978)
===================================================================================================================================

 The accompanying notes are an integral part of these consolidated statements.

                        MERIDIAN POINT REALTY TRUST `83
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                            1997                 1996                 1995
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                          $  4,386,840          $ 2,679,774          $  (534,476)
Adjustments to Reconcile Net Income (Loss) to
 Net Cash Provided by Operating Activities:
  Gain on Sale of Properties                                 (4,528,701)          (2,582,606)                  --
  Depreciation                                                       --              317,048            1,340,402
  Amortization of Debt Discount                                      --                5,438               89,128
  Amortization - Other                                           20,994               66,779              182,225
  Rent Adjustment                                                    --                   --               77,083
  Extraordinary Item-Prepayment Penalty                         189,070                   --                   --
Decrease (Increase) in Cash Held in Escrow                           --               98,363               (5,666)
Decrease (Increase) in Restricted Cash                        1,580,139             (460,308)            (451,475)
Decrease in Accounts Receivable                                  32,353              161,443               81,788
Decrease (Increase) in Other Assets, Net                         25,312             (129,724)             (75,755)
Increase (Decrease) in Accounts Payable                          88,918             (260,354)             (57,998)
Increase in Due to Affiliates                                        --               16,954               13,662
Decrease in Other Liabilities                                  (192,354)            (325,911)             (36,794)
-----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                         1,602,571             (413,104)             622,124
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Sale of Properties                             11,650,000            3,603,849                   --
Closing Costs on Sale of Properties                            (891,504)                  --                   --
Improvements to Existing Real Estate                             (1,103)             (70,397)            (768,345)
Additions to Capitalized Lease Commissions                           --              (46,064)            (390,539)
Investment in Real Estate Investment Trust                           --                   --              (79,500)
-----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                        10,757,393            3,487,388           (1,238,384)
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments on Mortgage Notes                         (4,627,123)            (162,346)          (1,842,785)
Payment on Early Extinguishment of Debt                        (189,070)                  --                   --
Cash Distributions Paid                                      (9,094,854)          (1,000,434)                  --
-----------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                       (13,911,047)          (1,162,780)          (1,842,785)
-----------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND
 EQUIVALENTS                                                 (1,551,083)           1,911,504           (2,459,045)
CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                          4,437,422            2,525,918            4,984,963
-----------------------------------------------------------------------------------------------------------------

 END OF PERIOD                                             $  2,886,339          $ 4,437,422          $ 2,525,918
=================================================================================================================

 The accompanying notes are an integral part of these consolidated statements.

                        MERIDIAN POINT REALTY TRUST `83
                 SUPPLEMENTAL SCHEDULE OF NON-CASH TRANSACTIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                             1997              1996               1995
Disposition of Properties Due to Sale:
 Proceeds from Disposition of Assets - Shares of
  Meridian Industrial Trust, Inc. (MIT)
  Common Stock                                                       --         6,392,145                 --
 Mortgages Assumed by MIT                                            --        16,334,297                 --
 Disposition of Properties, Net                              (6,192,676)      (22,343,329)                --
 Reduction in Other Assets
  Related to Properties Sold                                    (37,118)       (1,403,250)                --
 Distribution Paid in Shares of MIT Common Stock                     --        (6,392,145)                --
 Redemption of Investment in Real Estate Trust                       --           (79,500)                --

 The accompanying notes are an integral part of these consolidated statements.

                        MERIDIAN POINT REALTY TRUST `83
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

    (a) ORGANIZATION. Meridian Point Realty Trust `83 (the "Company") is a business trust organized under the laws of the State of California for the purpose of acquiring, operating, holding for investment and ultimately selling income-producing commercial and industrial property. The Company was formed as a self-liquidating/finite life trust. Under this self-liquidating policy, the Company may not invest net proceeds from sales or refinancings in additional properties. The Company commenced operations on April 12, 1983.

    From April 1, 1991 to February 23, 1996, the Company operated under a self-administered management structure in conjunction with other commonly-sponsored real estate companies (the Company and such other real estate companies are collectively referred to herein as the "Companies"). Under this management structure, Meridian Point Properties, Inc. ("MPP"), a captive company controlled by the Companies, leased employees to the Companies at cost to perform the administrative, accounting, asset management, and property management functions. In addition, through December 31, 1994, MPP, at cost, acted as the transfer agent for the Companies and provided shareholder account maintenance and dividend disbursement services. The reimbursements made to MPP were allocated among the Companies in accordance with agreements between MPP and the Companies.

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

    On August 22, 1997, the Company sold its last remaining real estate asset, Charleston Business Park ("Charleston") (See Note 6). The Company's remaining assets consist primarily of cash and cash equivalents. The Board of Trustees is in the process of evaluating all options available, including the sale or liquidation of the Company. In the event that the Board of Trustees concludes that liquidation is the desired course of action, management currently estimates that costs associated with liquidation and wind-up of the Company's affairs would approximate $500,000. However, the Board of Trustees has not concluded on the ultimate course of action and, accordingly, the accompanying financial statements are presented on a going concern basis with no accrual for any costs associated with winding up the Company's affairs.

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

       From time to time, the Company is subject to legal claims arising in the ordinary course of business in connection with the Company's prior ownership of real estate and leasing of such real estate to tenants. The Company maintains liability insurance, subject to customary deductibles and, accordingly, management does not believe the ultimate resolution of such matters will have a material effect on the Company's financial position.

       (c) CONSOLIDATION. The consolidated financial statements, include results of operations of the Company and Scripps Venturers ("Scripps"), a joint venture between the Company and Robert A. Alleborn Associates for the period from January 1, 1996 through February 22, 1996 and the years ended December 31, 1995 and 1994. No minority interest is reflected as the minority partner has no equity in the venture due to the allocation of prior losses. Scripps was sold as part of the Asset Sale.

       (d) STATEMENTS OF CASH FLOWS. For purposes of the statements of cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

       Cash paid for interest was $257,930, $634,087 and $2,070,567 for the years ended December 31, 1997, 1996, and 1995, respectively.

       (e) INVESTMENT IN REAL ESTATE AND DEPRECIATION METHODS. Depreciation and amortization have been calculated under the straight-line method, based upon the estimated useful lives of the assets. Property and property additions are depreciated over 35 years. Expenditures for maintenance, repairs, and improvements which do not materially prolong the normal useful life of an asset are charged to operations as incurred. Leasing commissions and tenant improvements are amortized under the straight-line method over the terms of the related leases.

       Since the Company entered into an exclusive listing agreement for the sale of the Charleston property on June 27, 1996, the Company ceased depreciating the property as of August 1, 1996 in accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Assets and for Long Lived-Assets to Be Disposed Of" (see Note 6).

       (f) RENTALS FROM REAL ESTATE INVESTMENTS. Certain of the Company's leases relating to its properties required lessees to pay all or a portion of real estate taxes, insurance, and operating costs ("Expense Recaptures"). Expense Recaptures of $233,540, $351,186 and $718,746 for the years ended 1997, 1996, and 1995, respectively, have been included in Rentals from Real Estate Investments.

       All leases were classified as operating leases. The Company recognized rental income on the straight-line basis over the terms of the leases.

       (g) INCOME TAXES. The Company has previously elected to be taxed as a REIT pursuant to Section 856(c)(1) of the Internal Revenue Code and intends to be taxed as a REIT under the Code for the fiscal year ended December 31, 1997. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to shareholders in computing the Company's taxable income. The Company currently distributes all of its net taxable income (including net capital gains) to its shareholders. No provisions for federal or state income taxes have been made in the accompanying consolidated statements of operations for the years ended December 31, 1997, 1996 and 1995.

To qualify for REIT status, the Company must meet a number of highly technical organizational and operations requirements on a continuing basis. Those requirements seek to ensure, among other things, that the gross income and investments of a REIT are largely real estate related, with certain other permitted assets, that a REIT distributes substantially all its ordinary taxable income to shareholders on a current basis and that the REIT's ownership is not overly concentrated. Due to the complex nature of these rules, the limited available guidance concerning interpretation of the rules, the importance of ongoing factual determinations and the possibility of adverse changes in or interpretations of the law, administrative interpretations of the law and developments at the Company, no assurance can be given regarding the Company's qualification as a REIT for any particular year. As a result of the Company's sale of its last real estate property in August 1997, the Company's status as a REIT for 1997 is dependent, in part, upon tax rules regarding investments by REITs in certain types of non-real estate assets.

If the Company failed to qualify as a REIT for the fiscal year ended December 31, 1997, it would be taxed as a regular corporation, and distributions to shareholders would not be deductible in computing the Company's taxable income. The resulting corporate tax liabilities could materially (e.g., by approximately 30 percent of total assets at December 31, 1997) reduce the funds available for distribution to the Company's shareholders or for reinvestment. If the Company failed to qualify as a REIT, distributions to stockholders would no longer be required. Moreover, the Company might not be able to elect to be treated as a REIT for the four taxable years after the year during which the Company ceased to qualify as a REIT. In addition, if the Company later requalified as a REIT, it might be required to pay a full corporate-level tax on any unrealized gain associated with its assets as of the date of requalification and to make distributions equal to any C corporation earnings accumulated during the period of non-REIT status.

       (h) CAPITALIZED LOAN COSTS. Amounts paid to acquire long-term loans have been capitalized and amortized in relation to the loans.

2.     RELATED PARTIES.

       For the years ended December 31, 1997, 1996, and 1995, the Company incurred fees and expenses for services rendered by the Trustees of the Company totaling $74,657, $56,190 and $106,544, respectively. Such amounts were paid directly to the Trustees.

       Cost reimbursements made to MPP under the management structure discussed in Note 1 amounted to $140,178 and $466,125 for the years ended December 31, 1996 and 1995. There were no cost reimbursements to MPP in the year ended December 31, 1997. These costs are classified within Property Operating Costs on the accompanying consolidated statements of operations.

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

       As discussed in Note 1, the Company terminated its employee leasing agreement with MPP and entered into an agreement with E & L. Under this agreement, E & L provides property management and certain other services to the
Company.   Under the agreement, E & L received a monthly fee of $8,333 through
June 30, 1996. Effective July 1, 1996 the monthly management fee payment is $10,000. During the years ended December 31, 1997 and 1996, E & L received management fees of $120,000 and $95,920, all of which is included within Property Operating Costs on the accompanying consolidated statements of operations. E & L is a wholly-owned subsidiary of a company in which Lorraine
O. Legg (the Company's Chief Executive Officer and a Trustee) has an ownership interest. Other than the management fees paid to E & L, Ms. Legg receives no other compensation from the Company.

3.  RENTAL PROPERTIES

    At December 31, 1997, the Company did not own any rental properties (See Note 6). Rental properties at December 31, 1996 consisted of the following:



            Land                                      $2,084,923
            Buildings                                  6,254,983
            Capital Improvements                         383,733
            Construction in Progress                          --
          ------------------------------------------------------

            Total                                     $8,723,639
          ======================================================


4.  MORTGAGE NOTE PAYABLE, NET.

    On December 31, 1997, the Company did not hold any mortgage notes payable (See Note 6). The following table presents information regarding the Company's mortgage note payable at December 31, 1996. This debt instrument was a first lien note secured by Charleston and was paid in full, together with a prepayment penalty of $189,070 upon the sale of Charleston.

                                                      STATED       ANNUAL    MATURITY      BALANCE
                                                     INTEREST     PAYMENTS    DATES        12/31/96
                                                       RATE
       Charleston Business Park, Mt. View, CA          8.750%    $526,543   03/01/99    $4,627,123


5.  BASIC EARNINGS PER SHARE.

     Basic earnings per share of beneficial interest is determined by dividing net income by the weighted average number of shares of beneficial interest outstanding during the period. The weighted average number of shares outstanding was 3,031,618 for the years ended December 31, 1997, 1996 and 1995. During the year ended December 31, 1997, the Company distributed $9,094,854, or $3.00 per share of beneficial interest to stockholders of record at the close of business on September 2, 1997. During the year ended December 31, 1996, the Company distributed cash of $1,004,434, or $0.33 per share of beneficial interest, and all of the 390,360 shares of MIT common stock (or 0.1287 of a share of MIT common stock per share of beneficial ownership in the Company) to stockholders of record at the close of business on March 12, 1996. For the years ended December 31, 1997, 1996 and 1995 there were no common stock equivalents outstanding. The Company adopted Statement of Financial Accounting Standards
(SFAS) No. 128 in the accompanying financial statements. The adoption of SFAS No. 128 resulted in no change to the Company's historical manner of calculating earnings per share.

     The analysis below presents the amount of distributions paid to shareholders and the percentage which the Company estimates is taxable/nontaxable for 1997. In 1997, the Company also elected to distribute its capital gains to its shareholders and a portion of the 1997 distribution is so designated.

     Total Distribution                    $9,094,857
                                           ==========

     Capital Gains Distributions
         Taxable at 25% rate                    30.04%
         Taxable at 20% rate                    22.34%
     Nontaxable Distributions                   47.62%
                                                ------
                                                100%
                                                ====

6.  DISPOSITIONS OF PROPERTIES.

    On August 22, 1997, the Company sold the Charleston property, the last property remaining in its portfolio to Rubin Pachulski Properties, Inc. ("Rubin"). The total selling price for the property was $13,000,000 less a $1,350,000 credit for estimated remediation work (see Note 7) and related costs, resulting in a net selling price of $11,650,000. The sales proceeds were paid entirely in cash. Out of escrow, the Company used $4,557,500 of the sales proceeds to pay off the then outstanding principal on the mortgage note payable. The Company also paid $891,504 in closing costs, and $189,070 in mortgage prepayment penalties. In connection with the sale, the Company recognized a Gain on Sale of Property of $4,528,701.

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

                                           Mortgage
                         Selling            Notes            Property           Other             Gain or
     Property             Price            Assumed            Basis             Costs              (Loss)
--------------------------------------------------------------------------------------------------------------

Scripps                   $ 3,472,070       $ 7,965,980       $ 8,253,975        $  329,088        $ 2,854,987
Golden Cove                 1,814,467         3,195,467         3,364,489            39,278          1,606,167
Airport #14                   996,870           813,290         2,129,470           196,496           (515,806)
North Irvine                  995,329         2,080,234         2,435,232           136,489            503,842
El Dorado                     849,252         1,310,809         2,060,263           117,905            (18,107)
Airport #17                   782,313                 0         1,972,250           129,636         (1,319,573)
Airport #16A                  528,714           648,906           910,384           224,213             43,023
Airport #3                    384,071                 0           760,232            81,775           (457,936)
Airport #16B                  169,059           319,611           457,034           148,370           (116,734)
                   -------------------------------------------------------------------------------------------
                            9,992,145        16,334,297        22,343,329         1,403,250          2,579,863
Personal Property
  and Investments              93,309                --            90,566                --              2,743
                   -------------------------------------------------------------------------------------------
    Total                 $10,085,454       $16,334,297       $22,433,895        $1,403,250        $ 2,582,606
                   ===========================================================================================


Unaudited Pro Forma Information
-------------------------------

    If the sale of the properties and investments had occurred on January 1, 1996, the Company's pro forma results of operations for the years ended December 31, 1997 and 1996 would have been:

                       Revenues                            $  272,529
                       Expenses:
                       Interest, Legal,
                       General and
                       Administrative                         456,914
                                                  -------------------
                       Net Loss                             ($184,385)
                                                  ===================

                       Basic Net Loss per Share                ($0.06)
                                                  ===================

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

     As part of the sale of Charleston to Rubin (see Note 6) Rubin agreed to indemnify the Company broadly against the pending SCRs and other types of environmental claims. Rubin's indemnity is backed by an environmental insurance policy placed with Reliance Insurance Company of Illinois. It is possible that the RQWCB could still name the Company when it ultimately issues its SCRs Order for the property based on the Company's former ownership of Charleston. If that occurs, the Company would tender the SCRs Order to Rubin for compliance. Similarly, the Company would tender any other environmental claim brought against the Company on the basis of its former ownership of Charleston to Rubin pursuant to the indemnity.

     Environmental investigation at the Golden Cove Shopping Center (which was sold to MIT in connection with the Asset Sale) has indicated that soil at the property contains volatile organic compounds (tetrachloroethane and trichloroethane) in concentrations which exceed the cleanup goals typically cited by the RWQCB. Furthermore, these investigations estimate the cost for
soil remediation at between $110,000 to $140,000.   As part of the Asset Sale
discussed in Note 6, the Company is obligated to fully fund the remediation costs. The Company may be entitled to seek contribution and indemnity for the remediation costs against other potentially responsible parties who may have caused the contamination at the property. Through December 31, 1997, $94,586 has been expended by the Company for remediation costs for which $140,000 was accrued in 1994. Management does not believe that any additional costs will be incurred, but there can be no assurance to that effect.

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