Form 10-Q
period 1998-03-31
MERIDIAN POINT REALTY TRUST 83
filed 1998-05-15
CIK 703702

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                           ----------------------

                                  FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: MARCH 31, 1998

                                     OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 0-12166

                       MERIDIAN POINT REALTY TRUST `83
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


             CALIFORNIA                               94-6542723
   -------------------------------             ----------------------------
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

   SHARES OF BENEFICIAL INTEREST OUTSTANDING AS OF MAY 14, 1998: 3,031,618

--------------------------------------------------------------------------------
                        PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.

         The accompanying unaudited consolidated financial statements should be read in conjunction with the 1997 Form 10-K of the registrant (the "Company"). These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements.

         In the opinion of the Company's management, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of consolidated operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.


                        MERIDIAN POINT REALTY TRUST `83
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1998 AND DECEMBER 31, 1997
                                  (UNAUDITED)

                                                                                 1998               1997
-------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and Cash Equivalents                                                    $  2,764,915        $  2,886,339
Accounts Receivable, Net of Reserves of $25,000 as of
    March 31, 1998 and December 31, 1997                                             --                  --
Other Assets, Net                                                                    --                21,052
-------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                 $  2,764,915        $  2,907,391
=============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts Payable                                                                   25,839             102,057
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                  25,839             102,057
-------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Shares of Beneficial Interest - $1.00 stated value:
    Authorized - Unlimited; 3,031,618 shares issued and
    outstanding as of March 31, 1998 and December 31, 1997                      3,031,618           3,031,618
Paid-in Capital                                                                22,755,694          22,755,694
Distributions in Excess of Income                                             (23,048,236)        (22,981,978)
-------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                      2,739,076           2,805,334
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $  2,764,915        $  2,907,391
=============================================================================================================

The accompanying notes are an integral part of these consolidated statements.



                         MERIDIAN POINT REALTY TRUST `83
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                                 1998              1997
---------------------------------------------------------------------------------------------------------
REVENUES:
Rentals from Real Estate Investments                                           $    --          $ 314,612
Interest and Other                                                                35,992           71,804
---------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                                                    35,992          386,416
---------------------------------------------------------------------------------------------------------

EXPENSES:

Interest and Amortization of Debt Discount                                          --            103,080
Property Taxes                                                                      --             31,896
Property Operating Costs, Including Amounts Paid to Related
   Parties of $0 and $30,000 respectively                                           --             66,451
General and Administrative, Including Amounts Paid to Related
   Parties of $30,000 and $14,000, respectively                                  102,250           74,732
Depreciation and Amortization                                                       --              6,923
---------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                                                   102,250          283,082
---------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                                              $ (66,258)       $ 103,334
=========================================================================================================

BASIC NET (LOSS) INCOME PER SHARE                                              $   (0.02)       $    0.03
=========================================================================================================

 The accompanying notes are an integral part of these consolidated statements.



                         MERIDIAN POINT REALTY TRUST `83
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                                  1998              1997
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                              $   (66,258)       $   103,334
Adjustments to Reconcile Net Income (Loss) to
     Amortization - Other                                                             --                8,998
(Increase) in Restricted Cash                                                         --             (121,521)
(Increase) in Accounts Receivable                                                     --              (58,718)
Decrease (Increase) in Other Assets                                                 21,052           (112,495)
Increase (Decrease) in Accounts Payable                                            (76,218)            34,494
Decrease in Other Liabilities                                                         --              (67,895)
-------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                             (121,424)          (213,803)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Improvements to Existing Real Estate                                                  --               (1,103)
-------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                 --               (1,103)
-------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments on Mortgage Notes                                                  --              (29,411)
-------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                 --              (29,411)
-------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND EQUIVALENTS                                              (121,424)          (244,317)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                           2,886,339          4,437,422
-------------------------------------------------------------------------------------------------------------

   END OF PERIOD                                                               $ 2,764,915        $ 4,193,105
=============================================================================================================

 The accompanying notes are an integral part of these consolidated statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (UNAUDITED)

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

3.       RENTALS FROM REAL ESTATE INVESTMENTS.

         Certain of the Company's leases required lessees to pay all or a portion of real estate taxes, insurance and operating costs ("Expense Recaptures"). Expense Recaptures of $0 and $46,720 for the three months ended March 31, 1998 and 1997, respectively, have been included in Rentals from Real Estate Investments.

4.       INVESTMENTS IN REAL ESTATE AND DEPRECIATION METHODS.

         Since the Company entered into an exclusive listing agreement for the sale of the Charleston property on June 27, 1996, the Company ceased depreciating the property as of August 1, 1996. Leasing commissions and tenant improvements were amortized under the straight-line method over the term of the related lease.

5.       DISPOSITION OF ASSETS

         On August 21, 1997, the Company sold the Charleston property, the last property remaining in its portfolio. The total purchase price for the Property was $13,000,000 less a $1,350,000 credit for estimated remediation work (see
Note 9) and related costs, resulting in a net sales price of $11,650,000. The purchase price was paid entirely in cash. Out of escrow, the Company used $4,557,500 of the sales proceeds to pay off the then outstanding principal on the mortgage note payable. The Company also paid $891,504 in closing costs and $189,070 in mortgage prepayment penalties. In connection with the sale, the Company recognized a Gain on Sale of Property of $4,528,701. If this transaction had occurred on January 1, 1997, the Company's pro forma results of operations for the respective three month period would have been (in thousands except per share amounts):

                            1997
                           ------
Revenues                   $   77
Expenses                     (117)
                           ------
Net Income                 $  (40)
                           ======

Net Income per Share       $(0.01)
                           ======

6.       EARNINGS PER SHARE.

         Basic earnings per share of beneficial interest is determined by dividing net income (loss) by the weighted average number of shares of beneficial interest outstanding during the period. Weighted average number of shares outstanding was 3,031,618 for the three months ended March 31, 1998 and 1997, respectively. During the three months ended March 31, 1997 and 1998, the Company had no cash distributions.

7.  INCOME TAXES.

     The Company has previously elected to be taxed as a REIT pursuant to
Section 856(c)(1) of the Internal Revenue Code (the "Code") and intends to be taxed as a REIT under the Code for the fiscal year ended December 31, 1998. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to shareholders in computing the Company's taxable income. The Company currently distributes all of its net taxable income (including net capital gains) to its Shareholders. No provisions for federal or state income taxes have been made in the accompanying consolidated statements of operations.

     To qualify for REIT status, the Company must meet a number of highly technical organizational and operations requirements on a continuing basis. Those requirements seek to ensure, among other things, that the gross income and investments of a REIT are largely real estate related , with certain other permitted assets, that a REIT distributes substantially all its ordinary taxable income to shareholders on a current basis and that the REIT's ownership is not overly concentrated. Due to the complex nature of these rules, the limited available guidance concerning interpretation of the rules, the importance of ongoing factual determinations and the possibility of adverse changes in or interpretations of the law, administrative interpretations of the law and developments at the Company, no assurance can be given regarding the Company's qualification as a REIT for any particular year. As a result of the Company's sale of its last real estate property in August 1997, the Company's status as a REIT for 1998 is dependent, in part, upon tax rules regarding investments by REITs in certain types of non-real estate assets.

     If the Company failed to qualify as a REIT for the fiscal year ended December 31, 1998, it would be taxed as a regular corporation, and distributions to shareholders would not be deductible in computing the Company's taxable income. The resulting corporate tax liabilities could materially reduce the funds available for distribution to the Company's shareholders or for reinvestment. If the Company failed to qualify as a REIT, distributions to stockholders would no longer be required. Moreover, the Company might not be able to elect to be treated as a REIT for the four taxable years after the year during which the Company ceased to qualify as a REIT. In addition, if the Company later requalified as a REIT, it might be required to pay a full corporate-level tax on any unrealized gain associated with its assets as of the date of requalification and to make distributions equal to any C corporation earnings accumulated during the period of non-REIT status.

8.   RELATED PARTIES

     Effective February 24, 1996, the Company entered into an agreement with E&L Associates, Inc. ("E&L") under which E&L provides asset management and certain other administrative services to the Company. E&L receives a monthly fee of $10,000 plus reimbursement for other expenses incurred on behalf of the Company. During the three months ended March 31, 1998, E&L received management fees of $30,000, all of which is included in General and Administrative Costs on the accompanying consolidated statements of operations. E&L is a wholly-owned subsidiary of a company in which Lorraine O. Legg (the Company's Chief Executive Officer and a Trustee) has an ownership interest. Other than the fees paid to E&L, Ms. Legg receives no other compensation from the Company.

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

     As part of the sale of Charleston to Rubin Pachulski Properties, Inc. ("Rubin"), Rubin agreed to indemnify the Company broadly against the pending SCRs and other types of environmental claims. Rubin's indemnity is backed by an environmental insurance policy placed with Reliance Insurance Company of Illinois. It is possible that the RQWCB could still name the Company when it ultimately issues its SCRs Order for the property based on the Company's former ownership of Charleston. If that occurs, the Company would tender the SCRs Order to Rubin for compliance. Similarly, the Company would tender any other environmental claim brought against the Company on the basis of its former ownership of Charleston to Rubin pursuant to the indemnity.

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

         On August 21, 1997, the Company sold the Charleston property, the last property remaining in its portfolio. The total purchase price for the property was $13,000,000 less a $1,350,000 credit for potential remediation work and related costs, resulting in a net sales price of $11,650,000. The purchase price was paid entirely in cash. Out of escrow, the Company used $4,557,500 of the sales proceeds to pay off the then outstanding principal on the mortgage note payable. The Company also paid $891,504 in closing costs and $189,070 in mortgage prepayment penalties. In connection with the sale, the Company recognized a Gain on Sale of Property of $4,528,701.

         As a result of the sale of the Charleston property, the Board of Trustees on August 22, 1997 declared a dividend in the amount of $3.00 cash per share payable on September 12, 1997 to shareholders of record on September 2, 1997.

         Since the Charleston property was the Company's sole remaining real estate holding, the Board of Trustees is in the process of evaluating the options available, including the sale or termination of the Company. However, the Board of Trustees has not concluded on the ultimate course of action and, accordingly, the accompanying financial statements are presented on a going concern basis with no accrual for any costs associated with winding up the Company's affairs. The Company's remaining assets consist almost entirely of cash and cash equivalents. The Company will retain assets to satisfy its liabilities, as well as to cover overhead and operating expenses. In the event the Board of Trustees concludes that liquidation is the desired course of action, management currently estimates that the costs associated with liquidation and wind-up of the Company's affairs would approximate $500,000.

Liquidity and Capital Resources
-------------------------------

         The Company's liquidity and capital resources have been dramatically changed as a result of the February 23, 1996 and August 21, 1997 asset sales. The Company's source of near-term liquidity is its unrestricted cash which, at March 31, 1998, totaled $2,764,915. This amount is expected to be adequate to satisfy the Company's liabilities, as well as its overhead and operating expenses.

         The Company's remaining principal application of its resources after meeting expenses and liabilities is the payment of dividends.

         Capital expenditures for the three months ended March 31, 1998 and 1997 were $0 and $1,103 respectively. The Company has no future commitments other than the potential remediation discussed in the Notes to the financial statements.

         During the three months ended March 31, 1997 and 1998, the Company had no cash distributions.

Material Changes in Results of Operations
-----------------------------------------

         Rentals from Real Estate Investments totaled $ 0 and $ 314,612 for the three months ended March 31, 1998 and 1997, respectively. The decrease is the result of the sale of the Charleston property in August, 1997.

         Interest and other revenues were $35,992 and $71,804 in the three months ended March 31, 1998 and 1997, respectively. The change was due to primarily the sale of the Charleston property in August, 1997 and changes in the Company's average cash balances available for investment.

         Interest expense, property taxes and property operating costs during the three months declined from period to period because of the August 1997 property sale. Depreciation and amortization declined from period to period of the August 1997 property sale.

         General and administrative expense was $102,251 and $74,732 in the three months ended March 31, 1998 and 1997, respectively. The increase resulted from increased expenditures related to the Board of Trustees evaluation of the Company's future plans.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:   None.

(b)      Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter March 31, 1998.

                                  SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               REGISTRANT

                               MERIDIAN POINT REALTY TRUST `83

Date:    May 14, 1998          By: /s/ Lorraine O. Legg
                                   ---------------------------------------------
                                   Lorraine O. Legg,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date:    May 14, 1998          By: /s/ John E. Castello
                                   --------------------------------------------
                                   John E. Castello,
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)