Form 10-K405/A
period 1997-12-31
MERIDIAN POINT REALTY TRUST 83
filed 1998-07-31
CIK 703702

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-K/A
                               (Amendment No. 1)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended:  December 31, 1997
                                       OR
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X       No
                                                 -------        -------

  Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [X]

  The aggregate market value of the voting and nonvoting common equity held by non-affiliates of the Registrant on June 30, 1998 was $2,490,544 based on the closing price on that date of shares of beneficial interest quoted on the SmallCap Market of the Nasdaq Stock Market and excluding shares owned by Trustees, executive officers and principal shareholders (i.e., holders of 5% or more of the Registrant's outstanding shares).

  The Registrant had 3,031,618 shares of beneficial interest outstanding on June 30, 1998.

                             LIST OF ITEMS AMENDED

                                    PART III

ITEM                                                                    Page
----                                                                    ----
10.   Directors and Executive Officers of the Registrant...............   3

11.   Executive Compensation...........................................   4

12.   Security Ownership of Certain Beneficial Owners and Management...   6

13.   Certain Relationships and Related Transactions...................   7


                               TEXT OF AMENDMENT

     Each of the above-listed Items is hereby amended by deleting the Item in its entirety appearing in the Annual Report on Form 10-K of Meridian Point Realty Trust `83 (the "Company") filed with the Securities and Exchange Commission on April 15, 1998, and replacing each such Item with the corresponding Item that appears in this Amendment No. 1 to Annual Report on Form 10-K.

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

TRUSTEES
--------

     The Trustees are elected annually and serve until the next annual meeting of shareholders and until their successors are elected and qualified. The Company's Declaration of Trust provides that the number of Trustees shall be not less than five nor more than fifteen. Presently the authorized number of Trustees is five. In addition, the Declaration of Trust provides that a majority of the Trustees shall be "Independent Trustees." An "Independent Trustee" generally means a Trustee who is neither an affiliate of a person or entity providing services to the Company nor is performing services for the Company other than as a Trustee. The Board of Trustees of the Company consists of the five individuals named below. Except for Lorraine O. Legg, all Trustees are "Independent Trustees." Set forth below are each Trustee's age, current position with the Company and business experience during at least the past five years.

Peter O. Hanson
Trustee
Age:  65

     Mr. Hanson has been Chairman of James E. Hanson, Inc., an industrial real estate development, property management and realty brokerage firm, since 1966. Since 1984, he has served as President of Property Investors Associates, Inc. (a subsidiary of James E. Hanson, Inc.), which is the general partner of five public real estate partnerships. He has been a director of seven privately-held corporations and general partner of 11 privately-held real estate partnerships. He currently serves as a director of New American Network and Meridian Industrial Trust, Inc. Mr. Hanson is a member of the Society of Industrial and Office Realtors and served as its National President in 1985. He is also a member of the New York Metropolitan Real Estate Brokers Association and in 1970 was its President. Mr. Hanson holds a BA degree from Colgate University. Mr. Hanson served as a Trustee of the Company from April 1992 through October 1993, and since June 1994.

Lorraine O. Legg
Trustee
Age:  58

     Ms. Legg has served as a Trustee of the Company since October 1993 and its President and Chief Executive Officer since February 1996. She has been President and Chief Executive Officer and a director of TIS Financial Services, Inc. since 1984, TIS Mortgage Investment Trust since 1988, and TIS Asset Management, Inc. since 1990. She is also President and Chief Executive Officer and a director of Corporate Capital Investment Advisors and its subsidiaries. TIS Financial Services, Inc. and its affiliates advise and manage portfolios for individuals and corporations. In addition, Ms. Legg is a director of CFI ProServices, Inc., located in Portland, Oregon. Ms. Legg has over 35 years of experience in corporate and real estate finance and real estate operations.

Robert E. Morgan
Trustee
Age:  78

     Mr. Morgan has served as an independent consultant since 1988, primarily assisting financial institutions with respect to problem commercial loans and commercial real estate. From 1984 to 1988, he served as President and General Manager of Coldwell Banker Real Estate Finance Services, and from 1981 to 1988 as President and General Manager of Coldwell Banker First Newport. Mr. Morgan has over 48 years of real estate experience. He currently serves as a director of Pacific Gulf Properties (a real estate investment trust). Mr. Morgan has served as a Trustee of the Company since March 1993.

James M. Pollak
Trustee
Age:  65

     Mr. Pollak has been owner of James Pollak Company, an independent real estate investment, development and advisory firm since 1985. From 1979 to 1985, he was Chief Executive Officer of Christiana Investment Realty, Inc., a real estate investment banking firm and developer of commercial and industrial properties. Mr. Pollak has spent most of his real estate and finance career living in Europe and Latin America. He founded the real estate investment bank of Banco Nacional de Mexico. As a long-time member of the Urban Land Institute, he served as International Vice Chairman of its Industrial and Park Council. He graduated from Yale University in 1954 with an AB degree and from the University of California at Los Angeles in 1966 with an MBA degree. Mr. Pollak has been a Trustee of the Company from 1982 to 1986 and since 1991.

Herbert E. Stansbury, Jr.
Chairman and Trustee
Age:  72

Mr. Stansbury has served as a director of San Francisco Federal Savings and Loan Association since 1973 and served as it Board Chairman from 1986 to 1994. He has been a director of the Mountain View Cemetery Association since 1985 and its President since 1996. He owns Stansbury & Company (a consulting firm) and Smart Chart Productions (financial cartoon humor for syndication). He is also a former director and/or past President of four firms in the hospital and biomedical research field as well as publisher and author. Mr. Stansbury received his BA degree from the University of California at Berkeley in 1947 and was awarded the University's "Wheeler Oak Meritorious Service Award" in 1982 and the "Director's Citation for Intercollegiate Athletics" in 1991. Mr. Stansbury has been a Trustee of the Company since 1988 and Chairman since 1991.

Executive Officers
------------------

     Pursuant to Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information about the Company's executive officers called for by Item 10, Part II of Form 10-K is set forth in Part I in a separate item captioned "Executive Officers."

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Trustees and executive officers, and beneficial owners of more than 10% of the shares, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Company's securities. The Company believes that all Section 16(a) filing requirements applicable to such persons were complied with during 1997.


ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers
----------------------------------

     Since February 23, 1996, the Company has had no employees and no compensation has been paid to its executive officers. At that time, the Company entered into an agreement with E&L Associates ("E&L") as described in Item 13 below. In addition to Ms. Legg, who is President and Chief Executive Officer of the Company, the other executive officer of the Company is John E. Castello,
Executive Vice President, Chief Financial Officer and Secretary.   Michael
Gilbert was Vice President Real Estate during 1997 and early 1998.

Trustees and Committees
-----------------------

     The Board has standing Executive, Audit and Nominating Committees. Messrs. Stansbury and Pollak currently serve as members of the Executive Committee, Messrs. Morgan and Stansbury currently serve on the Audit Committee, and Messrs. Stansbury and Pollak serve on the Nominating Committee. The Board has no standing compensation committee and no committee performing similar functions.

     The Executive Committee is empowered to exer0cise any of the Board's powers over the Company's business affairs except those powers specifically reserved to the full Board or to the shareholders. The Audit Committee recommends the services of independent accountants, reviews and evaluates those services, and monitors internal control of the Company's accounting procedures. The Nominating Committee considers issues of Board composition and organization, develops specifications of qualifications for candidates for Board membership, and recommends to the full Board individuals to fill Board vacancies. Shareholders wishing to nominate Trustee candidates for consideration by the Nominating Committee may do so by notifying the Company's Secretary in writing, identifying the candidate and setting forth the candidate's qualifications and relevant biographical data.

Board and Committee Meetings
----------------------------

     During 1997, the Board held 15 meetings, many of which were for the purpose of considering alternatives to liquidation. There were no separate meetings of the Audit Committee. In addition, there were no meetings of the Executive Committee or the Nominating Committee held during 1997.

     During 1997, each incumbent Trustee attended at least 75% of (i) the total number of Board meetings held during the period that he or she was a Trustee plus (ii) the total number of meetings held by all Board committees on which he or she served during the periods that he or she served on those committees.

Compensation of Trustees
------------------------

     Trustees' Annual Fees.  The Company pays each independent Trustee an annual
     ---------------------
fee of $8,000. In 1997, Messrs. Hanson, Morgan, Pollak, and Stansbury were each entitled to receive $8,000 as a Trustee fee.

     Chairman's Fees.  The Chairman, as a member of the Executive, Audit and
     ---------------
Nominating Committees, is not paid a fee for participating in Committee meetings. Instead, the Chairman is entitled to an annual fee of $5,000.

     Committee and Other Meeting Fees.  The Independent Trustees are also
     --------------------------------
entitled to be paid $500 for each Board meeting attended in person, $400 for each committee meeting attended in person, and $300 for each Board or committee meeting attended by means of conference telephone call. Trustees are also paid $300 per half day for time spent attending to the Company's business. During 1997, Mr. Hanson was paid $5,200, Mr. Morgan was paid $3,600, Mr. Pollak was paid $4,500, and Mr. Stansbury was paid $5,000, in respect of meeting fees.

     Special Fees.  Mr. Pollak was paid $10,000 for his services as special
     ------------
liaison for the Trustees with respect to the negotiations and sale of the Company's Charleston property.

     Reimbursement.  All Trustees are reimbursed for reasonable travel and other
     -------------
out-of-pocket expenses incurred in connection with attending Board and committee meetings.

     As a result of Ms. Legg's ownership interest in E&L, she does not meet the criteria for independent Trustee status, and, as a result, does not receive any fees in her capacity as a Trustee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the amount and nature of the beneficial ownership of shares as of June 30, 1998 by (i) each person known by the Company to own more than 5% of the outstanding shares (based upon filings made with the Securities and Exchange Commission), (ii) each Trustee, and (iii) all the Trustees and executive officers as a group. The following table also sets forth the business address of each such person and Trustee.


                                                            Amount of Shares
                                                           Beneficially Owned                       Percent
             Name and Address                            Directly or Indirectly                     of Class
-----------------------------------------------------------------------------------------------------------------
Turkey Vulture Fund XIII, Ltd.                                297,344 (2)                            9.8%
     7001 Center Street
     Mentor, Ohio 44060

Steven A. Calabrese                                           290,265(3)                             9.6%
     1110 Euclid Avenue,
     Suite 300
     Cleveland, Ohio 44115

Allen K. Meredith                                             151,000(4)                             5.0%
     3000 Sand Hill Road
     Building 1, Suite 100
     Menlo Park, California 94025

Peter O. Hanson                                                 3,640                                (7)

Lorraine O. Legg                                                1,000(5)                             (7)

Robert E. Morgan                                                    -                                 -

James M. Pollak                                                 1,000(6)                             (7)

Herbert E. Stansbury, Jr.                                           -                                 -

All Trustees and executive officers as a                        5,640(5)(6)                          (7)
 group (6 persons)

____________________
(1) Unless otherwise indicated in these footnotes, the persons listed above have sole voting and investment power over the shares attributable to them, subject to community property laws where applicable.

(2) Based on Amendment No. 1 to Schedule 13D dated August 4, 1997, which indicates that Mr. Richard M. Osborne, as sole manager of Turkey Vulture Fund XIII, Ltd., had sole voting and dispositive power over 297,344 shares owned by the Fund and may be deemed to beneficially own such shares.

(3) Based on Amendment No. 1 to Schedule 13D dated October 21, 1997, which indicates that Mr. Calabrese had sole voting and dispositive power over 290,265 shares.

(4) Based on Schedule 13D dated August 19, 1997, which indicates that Mr. Meredith had sole voting and dispositive power over 151,000 shares.

(5)  Held directly by the TIS Profit Sharing Trust FBO Ms. Legg.

(6) Includes 500 shares owned by Mr. Pollak's spouse for which he disclaims beneficial ownership.

(7)  Less than 1%.

     Within the last two years, Ms. Legg has been the only Trustee who has purchased or sold any equity securities of the Trust. On June 12, 1996, the TIS Profit Sharing Trust FBO Ms. Legg purchased 1,000 shares for cash.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Effective February 24, 1996, the Company entered into an agreement with E&L to provide property management and certain other administrative services to the Company. Under this agreement, E&L received a monthly fee of $8,333 to June 30, 1996. Effective July 1, 1996, the monthly fee was increased to $10,000. During 1997, E&L received fees of $120,000. In connection with the sale of the Company's Charleston property in August 1997, E&L received a fee of $233,000 under an incentive plan adopted by the Trustees for E&L's arranging, structuring, negotiating and closing the transaction. E&L is a wholly-owned subsidiary of a company in which Lorraine O. Legg (the Company's President, Chief Executive Officer and a Trustee) has an ownership interest. Other than the management fees paid to E&L, Ms. Legg receives no other compensation from the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 31st, 1998           MERIDIAN POINT REALTY COMPANY '83


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


/s/ Lorraine O. Legg                                              Dated:  July 31, 1998
-------------------------------------------
Lorraine O. Legg
President and Chief Executive Officer
(Principal Executive Officer)


/s/ John E. Castello                                              Dated:  July 31, 1998
-------------------------------------------
John E. Castello
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)


/s/ Herbert E. Stansbury, Jr.                                     Dated:  July 31, 1998
-------------------------------------------
Herbert E. Stansbury, Jr.
Chairman and Trustee


/s/ Peter O. Hanson                                               Dated:  July 31, 1998
-------------------------------------------
Peter O. Hanson
Trustee


/s/ Lorraine O. Legg                                              Dated:  July 31, 1998
-------------------------------------------
Lorraine O. Legg
Trustee


/s/ Robert E. Morgan                                              Dated:  July 31, 1998
-------------------------------------------
Robert E. Morgan
Trustee


/s/ James M. Pollak                                               Dated:  July 31, 1998
-------------------------------------------
James M. Pollak
Trustee