Form 10-Q
period 1998-06-30
MERIDIAN POINT REALTY TRUST 83
filed 1998-08-14
CIK 703702

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                           ------------------------


                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: JUNE 30, 1998

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-12166

                        MERIDIAN POINT REALTY TRUST `83
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  CALIFORNIA                                94-6542723
        ----------------------------             ---------------------------
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

                                 Yes X    No
                                    ---      ---
   Indicate the number of shares outstanding of the common stock as of the latest practicable date:

   SHARES OF BENEFICIAL INTEREST OUTSTANDING AS OF JULY 31, 1998: 3,031,618

--------------------------------------------------------------------------------
                          PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.   FINANCIAL STATEMENTS.

         The accompanying unaudited financial statements should be read in conjunction with the 1997 Form 10-K of the registrant (the "Company"). These statements have been prepared in accordance with the instructions of the Securities and Exchange Commission Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of the Company's management, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

                        MERIDIAN POINT REALTY TRUST `83
                                 BALANCE SHEET
                      JUNE 30, 1998 AND DECEMBER 31, 1997
                                  (UNAUDITED)

                                                                             1998                 1997
------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and Cash Equivalents                                                   $    573,986      $   2,886,339
Investment in Mortgage-Related Assets                                          2,019,461                 --
Accounts Receivable, Net of Reserves of $25,000 as of
    June 30, 1998 and December 31, 1997                                               --                 --
Other Assets, Net                                                                 55,214             21,052
------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                $  2,648,661      $   2,907,391
============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts Payable                                                                   9,188            102,057
------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                  9,188            102,057
------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY:
Shares of Beneficial Interest - $1.00 stated value:
    Authorized - Unlimited; 3,031,618 shares issued and
    outstanding as of June 30, 1998 and December 31, 1997                      3,031,618          3,031,618
Paid-in Capital                                                               22,755,694         22,755,694
Distributions in Excess of Income                                            (23,147,839)       (22,981,978)
------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                     2,639,473          2,805,334
============================================================================================================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $  2,648,661      $   2,907,391
============================================================================================================


       The accompanying notes are an integral part of these statements.

                        MERIDIAN POINT REALTY TRUST `83
                            STATEMENT OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           JUNE 30,                       JUNE 30,
                                                      1998            1997           1998            1997
-------------------------------------------------------------------------------------------------------------
REVENUES:
Rentals from Real Estate Investments                 $     --       $396,446      $      --       $711,058
Interest and Other                                      2,341         68,802         38,333        140,606
-------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                          2,341        465,248         38,333        851,664
-------------------------------------------------------------------------------------------------------------
EXPENSES:
Interest and Amortization of Loan Costs                    --        102,432             --        205,512
Property Taxes                                             --         29,797             --         61,693
Property Operating Costs, Including
   Amounts Paid to Related Parties of $0,
   $30,000, $0 and $60,000, respectively                   --        109,259             --        175,710
General and Administrative, Including
   Amounts Paid to Related Parties of
   $49,050, $12,250, $79,050 and
   $26,250, respectively                              101,944         69,816        204,194        144,548
Depreciation and Amortization                              --          6,923             --         13,846
-------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                        101,944        318,227        204,194        601,309
-------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                    $(99,603)      $147,021      $(165,861)      $250,355
=============================================================================================================
NET INCOME (LOSS) PER COMMON SHARE                     $(0.03)         $0.05         $(0.05)         $0.08
=============================================================================================================


       The accompanying notes are an integral part of these statements.

                        MERIDIAN POINT REALTY TRUST `83
                            STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)

                                                                               1998              1997
------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                            $  (165,861)       $  250,355
Adjustments to Reconcile Net Income (Loss) to
   Net Cash Used by Operating Activities:
     Amortization - Other                                                             --            17,996
Increase in Restricted Cash                                                           --          (240,881)
Decrease in Accounts Receivable                                                       --            32,353
Increase in Other Assets                                                         (34,162)         (121,962)
Increase (Decrease) in Accounts Payable                                          (92,869)            2,802
Decrease in Other Liabilities                                                         --           (18,252)
------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                           (292,892)          (77,589)
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Improvements to Existing Real Estate                                                  --            (1,103)
Investment in Mortgage Related Assets                                         (2,019,461)               --
------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                         (2,019,461)           (1,103)
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments on Mortgage Notes                                                  --           (59,471)
------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                 --           (59,471)
------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND EQUIVALENTS                                          (2,312,353)         (138,163)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                         2,886,339         4,437,422
------------------------------------------------------------------------------------------------------------
   END OF PERIOD                                                             $   573,986        $4,299,259
============================================================================================================

       The accompanying notes are an integral part of these statements.

                         NOTES TO FINANCIAL STATEMENTS
                        MERIDIAN POINT REALTY TRUST `83
                                 JUNE 30, 1998
                                  (UNAUDITED)

1.       GENERAL.

         Meridian Point Realty Trust `83 (the "Company") is a business trust organized under the laws of the State of California for the purpose of acquiring, operating, holding for investment and ultimately selling income-producing commercial and industrial real estate. The Company was formed as a self-liquidating/finite life trust. Under this self-liquidating policy, the Company may not invest net proceeds from sales or refinancings in additional properties. The Company was formed on June 24, 1982 and commenced operations on April 12, 1983. On February 23, 1996, the Company sold all of its real estate properties except for the Charleston Business Park ("Charleston") (See Note 6). On August 21, 1997, the Company sold the Charleston property. Following the sale, the Company's assets consisted almost entirely of cash and cash equivalents. In June 1998, the Company invested approximately $2 million in short-term mortgage investments. The Company's remaining assets consist almost entirely of cash and cash equivalents. The Board of Trustees has been evaluating the options available to the Company, including its sale or liquidation. In July 1998, the Board called an annual meeting of shareholders for September 22, 1998, for the principal purpose of electing trustees and approving and adopting the plan of liquidation that had previously been adopted by the Board. Neither management or the Board can provide assurances as to the outcome of the vote. If the current trustees are reelected and the plan is approved and adopted by the shareholders, subsequent financial statements will be presented on a liquidation basis whereby all assets will be carried at their estimated net realizable values, and liabilities, including a provision for estimated costs of the plan, will be stated at their estimated settlement amounts. It is estimated that the costs of liquidation and the overhead and operating expenses to be incurred until the liquidation is completed would range from about $560,000 to $640,000. In addition, it is contemplated that the Board of Trustees would set aside whatever funds it deems appropriate as a reserve to cover fixed and contingent debts, liabilities and obligations.

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

3.       FAIR VALUE OF FINANCIAL INSTRUMENTS.

         On June 29, 1998, the Company purchased four Real Estate Mortgage Investment Conduits ("REMICs"). The Company classified these investments as available-for-sale under Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of June 30, 1998, the fair market value of these instruments approximated historical cost. Presented in the following table is a schedule of the REMICs purchased by the Company.

                     REMIC Series         Stated Interest Rate       Maturity
                     ------------         --------------------       --------
                   FHLMC 1458 GA                 6.750%              05/15/04
                   FNMA 96-2 B                   7.500%              10/22/09
                   FHLMC 1432 E                  6.750%              01/15/06
                   FHLMC 1472 E                  6.250%              02/15/05

4.       RENTALS FROM REAL ESTATE INVESTMENTS.

         Certain of the Company's leases required lessees to pay all or a portion of real estate taxes, insurance and operating costs ("Expense Recaptures"). Expense Recaptures of $0 and $129,254 for the three months ended June 30, 1998 and 1997, respectively, have been included in Rentals from Real Estate Investments. Expense Recaptures of $0 and $175,974 for the six months ended June 30, 1998 and 1997, respectively, have been included in Rentals from Real Estate Investments.

5.       INVESTMENTS IN REAL ESTATE AND DEPRECIATION METHODS.

         Since the Company entered into an exclusive listing agreement for the sale of the Charleston property on June 27, 1996, the Company ceased depreciating the property as of August 1, 1996. Leasing commissions and tenant improvements were amortized under the straight-line method over the term of the related lease.

6.       DISPOSITION OF ASSETS.

         On August 21, 1997, the Company sold the Charleston property, the last property remaining in its portfolio. The total purchase price for the property was $13,000,000 less a $1,350,000 credit for estimated remediation work (see
Note 10) and related costs, resulting in a net sales price of $11,650,000. The purchase price was paid entirely in cash. Out of escrow, the Company used $4,557,500 of the sales proceeds to pay off the then outstanding principal on the mortgage note payable. The Company also paid $891,504 in closing costs and $189,070 in mortgage prepayment penalties. In connection with the sale, the Company recognized a Gain on Sale of Property of $4,528,701. If this transaction had occurred on January 1, 1997, the Company's pro forma results of operations for the respective three and six month period ended June 30, 1997 would have been (in thousands except per share amounts):


                                               March 31, 1997      June 30, 1997
                                               --------------      -------------
                Revenues                           $   77              $  154
                Expenses                             (117)               (234)
                                                   ------              ------
                Net Income                           $(40)               $(80)
                                                   ======              ======

                Net Income per Share               $(0.01)             $(0.02)
                                                   ======              ======


7.       EARNINGS PER SHARE.

         Basic earnings per share of beneficial interest is determined by dividing net income (loss) by the weighted average number of shares of beneficial interest outstanding during the period. Weighted average number of shares outstanding was 3,031,618 for the three and six months ended June 30, 1998 and 1997. During the six months ended June 30, 1997 and 1998, the Company had no cash distributions.

8.       INCOME TAXES.

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

9.       RELATED PARTIES.

         Effective February 24, 1996, the Company entered into an agreement with E&L Associates, Inc. ("E&L") under which E&L provides asset management and certain other administrative services to the Company. E&L receives a monthly fee of $10,000 plus reimbursement for other expenses incurred on behalf of the Company. During the six months ended June 30, 1998, E&L received management fees of $60,000, all of which is included in General and Administrative Costs on the accompanying statements of operations. E&L is a wholly-owned subsidiary of a company in which Lorraine O. Legg (the Company's Chief Executive Officer and a Trustee) has an ownership interest. Other than the fees paid to E&L, Ms. Legg receives no other compensation from the Company.

         In connection with the sale of the Charleston property, the Board of Trustees adopted an incentive payment plan for E&L for arranging, structuring, negotiating and closing the transaction. The amount of the incentive fee would vary depending upon the sales price achieved and subject to a maximum payment. Under this plan, E&L received a fee of $233,000 in September, 1997.

10.      COMMITMENTS AND CONTINGENCIES.

         The ownership of real estate entails environmental risks and potential liability to owners, including former owners. Environmental investigation at the Golden Cove property sold to Meridian Industrial Trust ("MIT") in 1996 indicated that soil at the property contained volatile organic compounds in concentrations that exceeded the clean-up goals typically cited by the California Regional Water Quality Control Board (the "RWQCB"). As part of the sale transaction, the Company was obligated fully to fund the remediation costs, for which it had previously accrued $140,000 in 1994. Approximately $95,000 had been expended by the Company for remediation costs through December 1997 and it does not believe that any additional costs will be incurred, but there can be no assurance to that effect. The Company may be entitled to seek contribution and indemnity for the remediation costs against other potentially responsible parties who may have caused the contamination at the property.

         In the late 1980s, the San Francisco Bay Region of the RWQCB requested that the Company investigate and characterize soil and groundwater contamination of the Charleston property. The Company engaged an environmental engineering firm that discovered the presence of trichloroethylene and other solvent chemicals in the groundwater. The RWQCB deferred issuing a Site Cleanup Requirements ("SCRs") order to give the Company time to complete the pending sale of the Charleston property. As part of the sale, the purchaser agreed to indemnify the Company broadly against the pending SCRs and other types of environmental claims. Its indemnity is backed by an environmental insurance policy placed with Reliance Insurance Company of Illinois. It is possible that the RWQCB could still name the Company when it ultimately issues its SCRs order for the property based on the Company's former ownership. If that occurs, the Company would tender the SCRs order to the purchaser for compliance. Similarly, the Company would tender any other environmental claim brought against it to the purchaser pursuant to the indemnity.

         On June 16, 1998, the Company was informed of the filing by Turkey Vulture Fund XIII, Ltd., a shareholder of the Company, of a lawsuit in the California Superior Court in San Francisco seeking monetary damages from the Company's Trustees of approximately $600,000 alleging that they have breached their fiduciary duties to the Company by failure to preserve its legal status as a REIT under the Internal Revenue Code.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

         The Company was formed and currently operates as a self-liquidating, finite-life REIT. The following discussion should be read in conjunction with the Company's Balance Sheets and Statements of Operations and Cash Flows and the notes thereto. Unless otherwise defined in this report, or unless the context otherwise requires, the capitalized words or phrases referred to in this section either: (a) describe accounting terms that are used as line items in such financial statements, or (b) have the meanings ascribed to them in such financial statements and the notes thereto.

Liquidity and Capital Resources
-------------------------------

         The Company's liquidity and capital resources have been dramatically changed as a result of the February 23, 1996 and August 21, 1997 asset sales. In June 1998, the Company invested approximately $2 million in short-term mortgage investments. The Company's source of near-term liquidity is its unrestricted cash which, at June 30, 1998, totaled $573,986. These funds are expected to be adequate to satisfy the Company's overhead and operating expenses in the short term.

         The Board of Trustees has been evaluating the options available to the Company, including its sale or liquidation. In July 1998, the Board called an annual meeting of shareholders for September 22, 1998, for the principal purpose of electing trustees and approving and adopting the plan of liquidation that had previously been adopted by the Board. Neither management or the Board can provide assurances as to the outcome of the vote. If the current trustees are reelected and the plan is approved and adopted by the shareholders, subsequent financial statements will be presented on a liquidation basis whereby all assets will be carried at their estimated net realizable values, and liabilities, including a provision for estimated costs of the plan, will be stated at their estimated settlement amounts. It is estimated that the costs of liquidation and the overhead and operating expenses to be incurred until the liquidation is completed would range from about $560,000 to $640,000. In addition, it is contemplated that the Board of Trustees would set aside whatever funds it deems appropriate as a reserve to cover fixed and contingent debts, liabilities and obligations.

         During the six months ended June 30, 1997 and 1998, the Company had no cash distributions.

Material Changes in Results of Operations
-----------------------------------------

         Rentals from Real Estate Investments totaled $0 and $711,058 for the six months ended June 30, 1998 and 1997, respectively. The decrease is the result of the sale of the Charleston property in August 1997.

         Interest and other revenues were $38,333 and $140,606 in the six months ended June 30, 1998 and 1997, respectively. The change was due to primarily the sale of the Charleston property in August 1997 and changes in the Company's average cash balances available for investment.

         Interest expense, property taxes and property operating costs during the six months declined from period to period because of the August 1997 property sale. Depreciation and amortization declined from period to period because of the August 1997 property sale.

         General and administrative expense was $204,194 and $144,548 in the six months ended June 30, 1998 and 1997, respectively. The increase resulted from increased expenditures related to the Board of Trustees evaluation of the Company's future options.

--------------------------------------------------------------------------------
                           PART II: OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:   None.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the quarter June 30, 1998.

                                  SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             REGISTRANT

                                             MERIDIAN POINT REALTY TRUST `83

Date:    August 14, 1998                   By:    /s/ LORRAINE O. LEGG
                                                  --------------------
                                                  Lorraine O. Legg,
                                                  President and Chief
                                                  Executive Officer
                                                  (Principal Executive Officer)



Date:    August 14, 1998                   By:    /s/ JOHN E. CASTELLO
                                                  --------------------
                                                  John E. Castello,
                                                  Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)