Form 10QSB
period 1998-09-30
MERIDIAN POINT REALTY TRUST 83
filed 1998-11-16
CIK 703702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended September 30, 1998.

[_] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ___________ to ___________

                           Commission File No. 0-12166

                         MERIDIAN POINT REALTY TRUST '83
--------------------------------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

         CALIFORNIA                                        94-6542723
----------------------------                -----------------------------------
  (State of Incorporation)                  (I.R.S. Employer Identification No.)


               8500 STATION STREET, SUITE 100, MENTOR, OHIO 44060
 -------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (440) 974-3770
                         -------------------------------
                (Issuer's Telephone Number, Including Area Code)

        655 MONTGOMERY STREET, SUITE 800, SAN FRANCISCO, CALIFORNIA 94111
--------------------------------------------------------------------------------
                 (Former Address of Principal Executive Offices)

Check whether issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months) or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X     No
             ------     ------

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

SHARES OF BENEFICIAL INTEREST: 3,031,618 (AS OF OCTOBER 30, 1998)

         Transition Small Business Disclosure Format (check one):

         Yes         No   X
             ------     ------

                         MERIDIAN POINT REALTY TRUST '83

                         QUARTERLY REPORT ON FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998



                                TABLE OF CONTENTS

ITEM                                                                       PAGE


PART I--FINANCIAL INFORMATION.................................................3
      Item 1.     Financial Statements........................................3
      Item 2.     Management's Discussion and Analysis or Plan
                  of Operation...............................................11


PART II--OTHER INFORMATION...................................................14
      Item 1.     Legal Proceedings..........................................14
      Item 4.     Submission of Matters to a Vote of Security Holders........14
      Item 6.     Exhibits and Reports on Form 8-K...........................16

--------------------------------------------------------------------------------
                          PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.   FINANCIAL STATEMENTS.

         The accompanying unaudited financial statements should be read in conjunction with the Annual Report on Form 10-K for fiscal year ended December 31, 1997 of Meridian Point Realty Trust '83 (the "Company"). These statements have been prepared in accordance with the instructions for the Securities and Exchange Commission Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of the Company's management, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.





                         MERIDIAN POINT REALTY TRUST `83
                                  BALANCE SHEET
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997


                                                                              1998           1997
                                                                         (Unaudited)
-----------------------------------------------------------------------------------------------------
ASSETS:
Cash and Cash Equivalents                                              $     238,204     $  2,886,339
Investment in Mortgage-Related Assets, at market value                     1,491,025              --
Accounts Receivable, Net of Reserves of $25,000 as of
    September 30, 1998 and December 31, 1997                                    --               --
Restricted Cash                                                              350,000             --
Other Assets, Net                                                            142,436           21,052
-----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           $   2,221,665     $  2,907,391
=====================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts Payable                                                             103,488          102,057
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                            103,488          102,057
-----------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY:
Shares of Beneficial Interest - $1.00 stated value: Authorized -
     Unlimited; 3,031,618 shares issued and outstanding
     as of September 30, 1998 and December 31, 1997                        3,031,618        3,031,618
Paid-in Capital                                                           22,755,694       22,755,694
Distributions in Excess of Income                                        (23,669,135)     (22,981,978)
-----------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                 2,118,177        2,805,334
=====================================================================================================
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $   2,221,665     $  2,907,391
=====================================================================================================

         The accompanying notes are an integral part of these statements.


                         MERIDIAN POINT REALTY TRUST `83
                             STATEMENT OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                       SEPTEMBER 30,
                                                              1998              1997               1998            1997
----------------------------------------------------------------------------------------------------------------------------
REVENUES:
Rentals from Real Estate Investments                    $      --          $   196,774        $      --          $   907,832
Interest and Other                                           32,675             91,573             71,008            232,179
----------------------------------------------------------------------------------------------------------------------------
TOTAL REVENUES                                               32,675            288,347             71,008          1,140,011
----------------------------------------------------------------------------------------------------------------------------
EXPENSES:
Interest and Amortization of Loan Costs                        --               57,259               --              262,771
Property Taxes                                                 --               17,541               --               79,234
Property Operating Costs, Including
   Amounts Paid to Related Parties of $0,
   $30,000, $0 and $90,000, respectively                       --               88,751               --              264,461
General and Administrative, Including
   Amounts Paid to Related Parties of
   $142,613, $15,250, $202,613 and
   $43,050, respectively                                    541,399            100,750            745,593            245,298
Depreciation and Amortization                                  --                2,307               --               16,153
Unrealized Loss on Investment in Mortgage-
   Related Assets                                            12,573               --               12,573               --
----------------------------------------------------------------------------------------------------------------------------
TOTAL EXPENSES                                              553,972            266,608            758,156            867,917
----------------------------------------------------------------------------------------------------------------------------
Income (Loss) before Gain on Sale of
   Property and Extraordinary Item                         (521,297)            21,739           (687,158)           272,094
Gain on Sale of Property                                       --            4,538,135               --            4,538,135
----------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM                                      (521,297)         4,559,874           (687,158)         4,810,229
Extraordinary Item -
   Prepayment Penalty on Paydown of Debt                       --             (189,070)              --             (189,070)
----------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                       $  (521,297)       $ 4,370,804        $  (687,158)       $ 4,621,159
=============================================================================================================================
NET INCOME (LOSS) PER COMMON
   SHARE BASIC AND DILUTED:
Income (Loss) Before Extraordinary Item                 $     (0.17)       $      1.50        $     (0.23)       $      1.59
Extraordinary Item - Prepayment Penalty                        --                (0.06)              --                (0.06)
----------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER COMMON
   SHARE                                                $     (0.17)       $      1.44        $     (0.23)       $      1.53
============================================================================================================================

         The accompanying notes are an integral part of these statements.

                         MERIDIAN POINT REALTY TRUST `83
                             STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                                        1998                     1997
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                                  $   (687,158)             $  4,621,159
Adjustments to Reconcile Net Income (Loss) to
   Net Cash Provided (Used) by Operating Activities:
     Unrealized Loss on Mortgage-Related Assets                                          12,573                      --
     Gain on Sale of Properties                                                            --                  (4,538,135)
     Loss on Early Retirement of Debt                                                      --                     189,070
     Amortization - Other                                                                  --                      20,995
Decrease (Increase) in Restricted Cash                                                 (350,000)                1,580,139
Decrease in Accounts Receivable                                                            --                       2,929
Decrease (Increase) in Other Assets                                                    (121,383)                   16,354
Increase in Accounts Payable                                                              1,431                    17,232
Decrease in Other Liabilities                                                              --                    (194,354)
-------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                                                              (1,144,537)                1,717,389
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from Disposition of Properties                                                    --                  11,650,000
Closing Costs on Disposition of Assets                                                     --                  (1,071,141)
Improvements to Existing Real Estate                                                       --                      (1,103)
Investment in Mortgage-Related Assets                                                (2,008,476)                     --
Return of Principal from Mortgage-Related Assets                                        504,878                      --
-------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                (1,503,598)               10,577,756
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Principal Payments on Mortgage Notes                                                       --                  (4,627,123)
Cash Distributions Paid                                                                    --                  (9,094,854)
-------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                      --                 (13,721,977)
-------------------------------------------------------------------------------------------------------------------------
NET DECREASE IN CASH AND EQUIVALENTS                                                 (2,648,135)               (1,426,832)
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                                2,886,339                 4,437,422
-------------------------------------------------------------------------------------------------------------------------
   END OF PERIOD                                                                   $    238,204              $  3,010,590
=========================================================================================================================


         The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS
                         MERIDIAN POINT REALTY TRUST `83
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

1.       GENERAL.

         Meridian Point Realty Trust `83 (the "Company") is a business trust organized under the laws of the State of California for the purpose of acquiring, operating, holding for investment and ultimately selling income-producing commercial and industrial real estate. The Company was formed as a self-liquidating/finite-life real estate investment trust ("REIT"). Under this self-liquidating policy, the Company may not invest net proceeds from sales or refinancings in additional properties. The Company was formed on June 24, 1982 and commenced operations on April 12, 1983. On February 23, 1996, the Company sold all of its real estate properties except for the Charleston Business Park ("Charleston") (See Note 6). On August 21, 1997, the Company sold the Charleston property. Following the sale, the Company's assets have consisted almost entirely of cash and cash equivalents An annual meeting of shareholders was held on September 22, 1998, for the purpose of electing trustees and approving and adopting a plan of liquidation. The proposed plan of liquidation was defeated by shareholders and a new Board of Trustees was elected. The vote was declared official on September 28, 1998. The new Trustees are: Steven A. Calabrese, Mark D. Grossi, Marc C. Krantz, Richard M. Osborne and Thomas J. Smith.

2.       USE OF ESTIMATES.

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

3.       CASH EQUIVALENTS.

         The Company considers all investments with an original maturity of three months or less to be cash equivalents.

4.       FAIR VALUE OF FINANCIAL INSTRUMENTS.

         On June 29, 1998, the Company purchased four Real Estate Mortgage Investment Conduits ("REMICs"). The Company classified these investments as available-for-sale under Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, a charge of $12,573 for the unrealized loss on these investments has been included in the accompanying Statements of Operations for the three and nine months ended September 30, 1998. Presented in the following table is a schedule of the REMICs purchased by the Company and their fair market values as of September 30, 1998.

         REMIC Series             Stated Interest Rate        Maturity     Fair Market Value
         ------------             --------------------       ---------     -----------------
         FHLMC 1458 GA                  6.750%                05/15/04        $   352,551
         FNMA 96-2 B                    7.500%                10/22/09            366,972
         FHLMC 1432 E                   6.750%                01/15/06            367,376
         FHLMC 1472 E                   6.250%                02/15/05            404,126
                                                                              -----------
                                                                              $ 1,491,025
                                                                              ===========

5.       RENTALS FROM REAL ESTATE INVESTMENTS.

         Certain of the Company's leases required lessees to pay all or a portion of real estate taxes, insurance and operating costs ("Expense Recaptures"). Expense Recaptures of $57,566 and $233,540 for the three and nine month periods ended September 30, 1997, respectively, have been included in Rentals from Real Estate Investments.

6.       SALE OF PROPERTY.

         On August 21, 1997, the Company sold the Charleston property, the last property remaining in its portfolio. The total sales price for the property was $13,000,000 less a $1,350,000 credit for estimated remediation work (see Note
10) and related costs, resulting in a net sales price of $11,650,000. The sales price was paid entirely in cash. Out of escrow, the Company used $4,557,500 of the sales proceeds to pay off the then outstanding principal on the mortgage note payable. The Company also paid $891,504 in closing costs and $189,070 in mortgage prepayment penalties. In connection with the sale, the Company recognized a Gain on Sale of Property of $4,538,135. If this transaction had occurred on January 1, 1997, the Company's pro forma results of operations for the nine month period ended September 30, 1997 would have been (in thousands except per share amounts):


                                         September 30, 1997
                                         ------------------

         Revenues                             $   232
         Expenses                                 335
                                              -------
         Net Income (Loss)                    $  (103)
                                              =======

         Net Income (Loss) per Share          $ (0.03)
                                              =======

7.       EARNINGS PER SHARE.

         Basic earnings per share of beneficial interest is determined by dividing net income (loss) by the weighted average number of shares of beneficial interest outstanding during the period. Weighted average number of shares outstanding was 3,031,618 for the three and nine months ended September 30, 1998 and 1997. During the nine months ended September 30, 1998 and 1997, the Company had no dilutive securities outstanding.

         Reported Earnings Per Share for the three and nine months ended September 30, 1997 have been restated due to a clerical error.

         During the nine months ended September 30, 1998, the Company had no cash distributions. During the nine months ended September 30, 1997, the Company distributed $9,094,854, or $3.00 per share of beneficial interest to shareholders of record as of the close of business on September 2, 1997.

8.       INCOME TAXES.

         The Company has previously elected to be taxed as a REIT pursuant to
Section 856(c)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), and intends to be taxed as a REIT under the Code for the fiscal year ended December 31, 1998. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to shareholders in computing the Company's taxable income. No provisions for federal or state income taxes have been made in the accompanying Consolidated Statements of Operations.

         To qualify for REIT status, the Company must meet a number of highly technical organizational and operations requirements on a continuing basis. Those requirements seek to ensure, among other things, that the gross income and investments of a REIT are largely real estate related, with certain other permitted assets, that a REIT distributes substantially all its ordinary taxable income to shareholders on a current basis and that the REIT's ownership is not overly concentrated. Due to the complex nature of these rules, the limited available guidance concerning interpretation of the rules, the importance of ongoing factual determinations and the possibility of adverse changes in or interpretations of the law, administrative interpretations of the law and developments at the Company, no assurance can be given regarding the Company's qualification as a REIT for any particular year. As a result of the Company's sale of its last real estate property in August 1997, the Company's status as a REIT for 1997 and 1998 is dependent, in part, upon tax rules regarding investments by REITs in certain types of non-real estate assets. The current Board of Trustees is reviewing the Company's status as a REIT for the fiscal year ended December 31, 1997 and 1998.

         If the Company failed to qualify as a REIT for either the fiscal year ended December 31, 1997 or 1998, it would be taxed as a regular corporation, and distributions to shareholders would not be deductible in computing the Company's taxable income. The resulting corporate tax liabilities could materially reduce the funds available for distribution to the Company's shareholders or for reinvestment. If the Company failed to qualify as a REIT, distributions to shareholders would no longer be required. Moreover, the Company might not be able to elect to be treated as a REIT for the four taxable years after the year during which the Company ceased to qualify as a REIT. In addition, if the Company later requalified as a REIT, it might be required to pay a full corporate-level tax on any unrealized gain associated with its assets as of the date of requalification and to make distributions equal to any C corporation earnings accumulated during the period of non-REIT status.

9.       RELATED PARTIES.

         Effective February 24, 1996, the Company entered into an agreement with E&L Associates, Inc. ("E&L") under which E&L provided asset management and certain other administrative services to the Company. E&L received a monthly fee of $10,000 plus reimbursement for other expenses incurred on behalf of the Company. During the three and nine month periods ended September 30, 1998, E&L received management fees of $40,000 and $100,000, repectively, all of which is included in General and Administrative Costs on the accompanying Statements of Operations. E&L is a wholly-owned subsidiary of a company in which Lorraine O. Legg (the Company's former Chief Executive Officer and a former Trustee) has an ownership interest. The agreement between the Company and E & L was terminated by the current Board of Trustees on September 22, 1998.

         In connection with the sale of the Charleston property, the Board of Trustees adopted an incentive payment plan for E&L for arranging, structuring, negotiating and closing the transaction. Under this plan, E&L received a fee of $233,000 in September, 1997.

         Before leaving office, the previous Board created the Meridian Indemnity Trust (the "Trust") to pay for the expense of defending themselves against potential litigation. The Trust was funded with $350,000 of Company funds which have been reflected as "Restricted Cash" in the accompanying Balance Sheet as of September 30, 1998.

         In connection with the proxy solicitation by Meridian '83 Shareholders' Committee for Growth, Turkey Vulture Fund XIII, Ltd. (the"Fund"), a shareholder of the Company, incurred expenses of $102,613 which is included in General and Administrative Costs in the accompanying Statement of Operations. The Board of Trustees authorized the expense reimbursement because of the benefit to the Company of the proxy solicitation. The reimbursement is conditioned upon the authorization by the Company's shareholders of the conversion of the Company to a perpetual-life REIT through an amendment to the Declaration of Trust. Richard
M. Osborne, the Company's Chairman of the Board and Chief Executive Officer, is the sole Manager of the Fund.

10.      COMMITMENTS AND CONTINGENCIES.

         The ownership of real estate entails environmental risks and potential liability to owners, including former owners. Environmental investigation at the Golden Cove property sold to Meridian Industrial Trust ("MIT") in 1996 indicated that soil at the property contained volatile organic compounds in concentrations that exceeded the clean-up goals typically cited by the California Regional Water Quality Control Board (the "RWQCB"). As part of the sale transaction, the Company was obligated fully to fund the remediation costs, for which it had previously accrued $140,000 in 1994. Approximately $95,000 had been expended by the Company for remediation costs through December 1997, and it does not believe that any additional costs will be incurred, but there can be no assurance to that effect. The Company may be entitled to seek contribution and indemnity for the remediation costs against other potentially responsible parties who may have caused the contamination at the property.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The Company was formed and currently operates as a self-liquidating, finite-life REIT. As a self-liquidating, finite-life REIT, the Company may not invest net proceeds from sales or refinancings in additional properties. Therefore, the company is unable to invest in additional properties. The current Board of Trustees intends to seek shareholder approval, as quickly as practicable, of an amendment to the Company's Declaration of Trust to eliminate this self-liquidating policy. The elimination of the self-liquidating policy would convert the Company to a perpetual-life REIT. This change to a perpetual-life REIT would enable the Company to continue to operate and grow by reinvesting proceeds from the sale of the Company's properties into newly-acquired properties.

         Since the Charleston property was sold in August 1997, the Company's remaining assets consist almost entirely of cash and cash equivalents.

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

Year 2000 Compliance
--------------------

         The Company is continuing its efforts to assess issues caused by the inability of its information systems to properly process transactions using dates beginning in the Year 2000. The Company is attempting to identify affected software and develop a plan for correcting that software in the most effective manner. Remediation of any potential issues regarding Year 2000 compliance will likely include the upgrading or replacement of older software with new programs and systems, which will handle the Year 2000 and beyond. The Company anticipates that most of the necessary upgrades and replacements will be in place before mid-1999.

         Because the Company's current operations, and consequently its computer needs, are limited, the Company does not expect that Year 2000 compliance costs will have any material adverse effect on the Company's liquidity or ongoing results of operations. However, there can be no assurance that the Company will be successful in implementing its Year 2000 remediation according to the anticipated schedule or that compliance costs will not have a material adverse effect on the Company's future liquidity or ongoing results of operations.

Liquidity and Capital Resources
-------------------------------

         The Company's liquidity and capital resources have been dramatically changed as a result of the February 23, 1996 and August 21, 1997 asset sales and the June 1998 investment of approximately $2 million in short-term mortgage investments. The Company's source of near-term liquidity is its unrestricted cash which, at September 30, 1998, totaled $238,204 as compared to $2,886,339 for the same period in 1997, a decrease of 91.8%. These funds are expected to be adequate to satisfy the Company's overhead and operating expenses in the short term.

         An annual meeting of shareholders was held on September 22, 1998, at which time a proposed plan of liquidation was defeated by shareholders and a new Board of Trustees was elected. The vote was declared official on September 28, 1998. Before leaving office, the previous Board purchased additional Directors' and Officers' indemnity insurance at a cost of $135,000, which is being expensed in the third quarter. The former Trustees also created the Meridian Indemnity Trust (the "Indemnity Trust") to pay for the expense of defending themselves against potential litigation. The Indemnity Trust was funded with $350,000 of Company funds which is reflected as "Restricted Cash" on the Company's accompanying Balance Sheet. Current management is attempting to negotiate the release of these funds from the Indemnity Trust.

         During the nine months ended September 30, 1998, the Company had no cash distributions. In the quarter ended September 30, 1997, the Company paid a cash dividend of $3.00 per share of beneficial interest.

Material Changes in Results of Operations
-----------------------------------------

Revenues
--------

         Rentals from Real Estate Investments totaled $0 and $907,832 for the nine months ended September 30, 1998 and 1997, respectively, and $0 and $196,774 for the three months ended September 30, 1998 and 1997, respectively. The decrease is the result of the sale of the Charleston property, the Company's last remaining property, in August 1997.

         Interest and Other Revenues were $71,008 and $232,179 in the nine months ended September 30, 1998 and 1997, respectively, a decrease of 69.4%, and $32,675 and $91,573 for the three months ended September 30, 1998 and 1997, respectively, a decrease of 64.3%. The change was due primarily to the sale of the Charleston property in August 1997 and changes in the Company's average cash balances available for investment.

Expenses
--------

         Interest expense, Property Taxes, Property Operating Costs, and Depreciation and Amortization declined from period to period because of the August 1997 property sale. No such expenses were incurred in 1998. The new officers of the Company have agreed to serve without salaries until a plan for converting the Company to a perpetual-life REIT is approved by the shareholders.

         General and Administrative expenses were $745,593 and $245,298 in the nine months ended September 30, 1998 and 1997, respectively, an increase of 203.9%, and were $541,399 and $100,750 in the three months ended September 30, 1998 and 1997, respectively, an increase of 437.4%. The increased expenditures were related to the former Board of Trustees' evaluation of the Company's future options, the charges related to the reimbursement of proxy solicitation costs incurred by the Fund and the purchase by the former trustees of additional Directors' and Officers' indemnity insurance.

         An Unrealized Loss on Investment in Mortgage-Related Assets of $12,573 was incurred in the three and nine month periods ended September 30, 1998.

Net Income (Loss)
-----------------

         As a result of the factors noted above, net loss was $521,297 for the three months ended September 30, 1998 compared to net income of $4,370,804 for the same period in 1997. Net loss was $687,158 for the nine months ended September 30, 1998 compared to net income of $4,621,159 for the same period in 1997. The September 30, 1997 figures reflect the gain on the sale of the Charleston property.

Forward Looking Statements
--------------------------

Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about growth, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to (1) the Company's continued tax status as a REIT, (2) the Company's ability to execute its business plan involving a conversion from a self-liquidating, finite-life REIT to a perpetual-life REIT, (3) the Company's continued listing on the Nasdaq SmallCap Market, (4) changes in general economic conditions, (5) changes in local real estate conditions, (6) the inability to generate sufficient revenues to meet operating expenses, and (7) the failure to manage growth effectively. Any investor or potential investor in the Company must consider these risks and others that are detailed in other filings by the Company with the Securities and Exchange Commission. These risks and others could cause actual results to differ materially from those in the forward-looking statements.

--------------------------------------------------------------------------------
                           PART II: OTHER INFORMATION
--------------------------------------------------------------------------------
ITEM 1.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party or to which any of the assets of the Company is subject.

         On June 12, 1998, the Fund filed a lawsuit, captioned Turkey Vulture Fund XIII, Ltd. v. Herbert E. Stansbury, Jr., Peter O. Hansen, Lorraine O. Legg, Robert E. Morgan, James M. Pollak and Doe 1 through Doe 10 (Sup. Ct. Ca. No. 995738), against the now former trustees of the Company seeking monetary damages of approximately $600,000 alleging that the now former trustees breached their fiduciary duties to the Company by failing to preserve the Company's legal status as a REIT under the Code. The Fund's sole Manager is Richard M. Osborne, now a Trustee of the Company. The Fund and the former trustees have had ongoing discussions since the September 22, 1998 annual meeting regarding a possible resolution of the lawsuit.

         Prior to the current Trustees assuming office, the Company was notified by The Nasdaq Stock Market that the Company's shares of beneficial interest, without par value (the "Shares"), will be delisted from the Nasdaq SmallCap Market, effective December 14, 1998. The Nasdaq Stock Market has taken this action because the Company does not currently meet the Nasdaq SmallCap Market's requirement that listed companies maintain a closing bid price greater than or equal to $1.00. The Shares must report a closing bid price of $1.00 or greater for ten consecutive trading days before December 14, 1998 to comply with the minimum bid price requirement. The Company is currently evaluating its options with respect to the potential delisting.

         There is no assurance that the Company will be successful in maintaining its Nasdaq SmallCap Market listing. If the Company's Shares are delisted, there would likely be a negative impact on the trading market, liquidity and price of the Shares.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 22, 1998, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). As of August 4, 1998, the record date for this meeting, there were 3,031,618 shares issued and outstanding and entitled to vote at the Annual Meeting. There were 2,026,083 shares represented at the Annual Meeting in person or by proxy.

Proposal 1
----------

         With respect to the election of trustees of the Company to serve until the next annual meeting of shareholders of the Company and until their successors have been elected and qualified, the results were:

         A. The nominees for trustees designated by the then management of the Company:

                                  NAME                   FOR

                           Peter O. Hansen             460,814

                           Lorraine O. Legg            460,814

                           Robert E. Morgan            460,310

                           James M. Pollak             460,814

                           Herbert E. Stansbury, Jr.   460,310

         B. The nominees for trustees designated by the Meridian '83 Shareholders' Committee for Growth:

                                    NAME                 FOR

                           Steven A. Calabrese       1,508,080

                           Mark D. Grossi            1,508,080

                           Marc C. Krantz            1,508,080

                           Richard M. Osborne        1,508,080

                           Thomas J. Smith           1,508,080

The following persons received a majority of the votes cast: Steven A. Calabrese, Mark D. Grossi, Marc C. Krantz, Richard M. Osborne and Thomas J. Smith and will serve as trustees of the Company.

Proposal 2
----------

         With respect to the second proposal regarding the approval and adoption of a Plan of Complete Liquidation and Dissolution, the results were:

   FOR   678,339           AGAINST   39,342          ABSTAINED   18,426

The Plan of Complete Liquidation and Dissolution was not approved and adopted by the shareholders because an affirmative vote of a majority of the outstanding shares was neccessary for adoption of the Plan.

Proposal 3
----------

         With respect to the third proposal regarding the ratification of the selection of Arthur Andersen LLP as independent auditors of the Company for the year ending December 31, 1998, the results were:

   FOR   678,339           AGAINST   16,390          ABSTAINED   41,275

The selection of Arthur Andersen LLP was ratified by the shareholders because an affirmative vote of a majority of the votes cast was necessary for ratification.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:   None.

(b)   Reports on Form 8-K

      The following report on Form 8-K was filed during the quarter September 30, 1998:

         Current report on Form 8-K under Item 5 - Other Events, dated September 29, 1998 announcing the election of new trustees and officers and the move of the Company's headquarters to Mentor, Ohio.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 REGISTRANT

                                 MERIDIAN POINT REALTY TRUST `83

Date:    November 16, 1998       By:    /s/ RICHARD M. OSBORNE
                                    -------------------------------------
                                    Richard M. Osborne
                                    Chairman and Chief
                                    Executive Officer
                                    (Principal Executive Officer)



Date:    November 16, 1998       By:    /s/ RONALD L. RAMER
                                    ----------------------------------
                                    Ronald L. Ramer,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)