Form 10KSB40
period 1998-12-31
MERIDIAN POINT REALTY TRUST 83
filed 1999-03-30
CIK 703702

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1998

          OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:  0-12166

                        MERIDIAN POINT REALTY TRUST `83
       (Exact name of Small Business Issuer as specified in its charter)

          CALIFORNIA                                    94-6542723
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

8500 STATION STREET, SUITE 100
MENTOR, OHIO                                                44060
(Address of principal executive offices)                  (Zip Code)

                 ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (440) 974-3770

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: SHARES OF BENEFICIAL INTEREST

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of

Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes [x] No [_]

State the Issuer's revenues for its most recent fiscal year.  $101,893
                                                              --------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $1,069,254
                                        ----------

The Issuer had 3,031,618 shares of beneficial interest outstanding on March 22, 1999.

                        MERIDIAN POINT REALTY TRUST `83
                             INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB

PART I                                                                                        Page
                                                                                              ----
Item 1:         Business ....................................................................  4
Item 2:         Properties ..................................................................  6
Item 3:         Legal Proceedings ...........................................................  6
Item 4:         Submission of Matters to a Vote of Security Holders .........................  7

PART II

Item 5:         Market for the Registrant's Common Equity and Related

                Shareholder Matters .........................................................  7
Item 6:         Management's Discussion and Analysis or Plan of Operation ...................  8
Item 7:         Financial Statements ........................................................ 12
Item 8:         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .................................................... 13

PART III

Item 9:         Trustees and Executive Officers of the Issuer ............................... 13
Item 10:        Executive Compensation ...................................................... 15
Item 11:        Security Ownership of Certain Beneficial Owners and

                Management .................................................................. 16
Item 12:        Certain Relationships and Related Transactions .............................. 17
Item 13:        Exhibits, List and Reports on Form 8-K ...................................... 17

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

On August 22, 1997, the Company sold the Charleston property, the last property remaining in its portfolio. The total sales price for the property was $13,000,000 less a $1,350,000 credit for estimated environmental remediation work and related costs resulting in a net sales price of $11,650,000. The Company recognized a gain of $4,528,701 on the sale of the Charleston property. Since the sale, the Company's assets have consisted almost exclusively of cash and cash equivalents and its only income is from investment of its remaining funds.

The Board of Trustees on August 22, 1997 declared a distribution in the amount of $9,094,854, or $3.00 per share of beneficial interest, which was paid on or about September 12, 1997 to shareholders of record as of the close of business on September 2, 1997.

Management
----------

The Company's affairs are overseen by a Board of Trustees ("Trustees"). There are five Trustees, three of whom are independent (i.e., not an affiliate of a person or entity providing services for the Company other than in his or her capacity as a Trustee). The current Trustees took office in late September 1998. The Company has officers that oversee the daily management of the Company. These officers report to the Trustees.

Effective February 24, 1996, the Company entered into an agreement with E & L Associates, Inc. ("E & L") under which E & L provided asset management and certain other administrative services to the Company. E & L received a monthly fee of $10,000 plus reimbursement for other expenses incurred on behalf of the Company. During the period ended December 31, 1998, E & L received management fees of $100,000, all of which is included in Property Operating Costs on the accompanying Statements of Operations. E & L is a wholly-owned subsidiary of a company in which Lorraine O. Legg (the Company's former President, Chief Executive Officer and a former Trustee) has an ownership interest. The agreement between the Company and E & L was terminated by the current Trustees on September 22, 1998.

In connection with the sale of the Charleston property, the Board of Trustees adopted an incentive payment plan for E & L for arranging, structuring, negotiating and closing the transaction. Under this plan, E & L received a fee of $233,000 in September 1997.

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

Real Estate Considerations
--------------------------

The ownership of real estate entails environmental risks and potential liability to owners, including former owners. Environmental investigation at the Golden Cove property sold to Meridian Industrial Trust ("MIT") in 1996 indicated that soil at the property contained volatile organic compounds in concentrations that exceeded the clean- up goals typically cited by the California Regional Water Quality Control Board ("RWQCB"). As part of the sale transaction, the Company was obligated to fully fund the remediation costs for which it had previously accrued $140,000 in 1994. Approximately $95,000 was expended by the Company for remediation costs through December 1997, and no amounts were expended in 1998. The Company does not believe that any additional costs will be incurred, but there can be no assurance to that effect. The Company may be entitled to seek contribution and indemnity for the remediation costs against other potentially responsible parties who may have caused the contamination at the property.

In the late 1980's, the San Francisco Bay Region of the RWQCB requested that the Company investigate and characterize soil and groundwater contamination of the Charleston property. The Company engaged an environmental engineering firm that discovered the presence of trichloroethylene and other solvent chemicals in the groundwater. The RWQCB deferred issuing a Site Cleanup Requirements ("SCRs") order to give the Company time to complete the pending sale of the Charleston property. As part of the sale, the purchaser agreed to indemnify the Company broadly against the pending SCRs and other types of environmental claims. Its indemnity is backed by an environmental insurance policy placed with Reliance Insurance Company of Illinois. It is possible that the RWQCB could still name the Company when it ultimately issues its SCRs order for the property based on the Company's former ownership. If that occurs, the Company would tender the SCRs order to the purchaser for compliance. Similarly, the Company would tender any other environmental claim brought against it to the purchaser pursuant to the indemnity.

ITEM 2.    PROPERTIES

On August 22, 1997, the Company sold the Charleston property, its only remaining real estate investment.

ITEM 3.    LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of the assets of the Company is subject.

On June 12, 1998, the Turkey Vulture Fund XIII, Ltd., an Ohio limited liability company (the "Fund"), filed a lawsuit, captioned Turkey Vulture Fund XIII, Ltd.
v. Herbert E. Stansbury, Jr., Peter O. Hansen, Lorraine O. Legg, Robert E. Morgan, James M. Pollack and Doe 1 through Doe 10 (Sup. Ct. Ca. No. 995738), against the now former trustees of the Company seeking monetary damages of approximately $600,000 alleging that the now former trustees breached their fiduciary duties to the Company by failing to preserve the Company's legal status as a REIT under the Code. The Fund's sole Manager is Richard M. Osborne, now Chairman of the Board, Chief Executive Officer and a Trustee of the Company. The Fund and the former trustees have had ongoing discussions since the September 22, 1998 annual meeting regarding a possible resolution of the lawsuit. On November 19, 1998, the Fund dismissed the lawsuit without prejudice.

Prior to the current Trustees assuming office, the Company was notified by the Nasdaq Stock Market that the Company's shares of beneficial interest, without par value (the "Shares"), would be delisted from the Nasdaq SmallCap Market, effective December 14, 1998. The Nasdaq Stock Market has taken this action because the Company does not currently meet the Nasdaq SmallCap Market's requirement that listed companies maintain a closing bid price of $1.00 or greater for ten consecutive trading days before December 14, 1998 to comply with the minimum bid price requirement. The Company appealed the potential delisting and a hearing was held on February 19, 1999. The Company has not yet received any determination from Nasdaq with respect to the potential delisting. There can be no assurance that the listing will be maintained. Any delisting may have an adverse effect on the liquidity of the Company's shares and the price of the shares.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

As of March 22, 1999, the Company had outstanding a total of 3,031,618 shares. As of the same date, these shares were held by approximately 2,275 holders of record (this figure does not reflect beneficial ownership of shares held in nominee names).

The following table sets forth the published high and low closing sales prices for the shares during each calendar quarter for 1997 and 1998 (amounts in dollars).

                    CALENDAR QUARTER                     HIGH            LOW
                    ----------------                     ----            ---
                         1997

                      First Quarter                     3-1/2           2-7/8
                      Second Quarter                    3-5/8           2-5/8
                      Third Quarter                     4-1/4           13/16
                      Fourth Quarter                    1-1/2           1

                         1998

                      First Quarter                     1-1/2           0-7/8
                      Second Quarter                    1-9/16          0-7/8
                      Third Quarter                     1-1/16          0-1/2
                      Fourth Quarter                    1               0-5/16

In August 1997, the Company sold its remaining property holding and on September 12, 1997, paid a cash dividend of $9,094,854 (or $3.00 per Company share) to shareholders of record on September 2, 1997. No dividends were paid to the Company's shareholders in 1998. Under the REIT tax rules, the Company is required to make distributions to shareholders that aggregate annually at least 95% of its taxable income. The Company did not have any taxable income in 1998 and, thus, the Company remains in compliance with this rule. In accordance with the Company's organizational documents, dividend distributions to be made by the Company will always be at the discretion of the Trustees. There can be no assurance when or if dividends will resume.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction and Discussion of Known Trends, Events and Uncertainties
---------------------------------------------------------------------

The Company was formed and currently operates as a self-liquidating, finite-life REIT. As a self-liquidating, finite-life REIT, the Company may not invest net proceeds from sales or refinancings in additional properties. Therefore, the Company is unable to invest in additional properties. The current Trustees intend to seek shareholder approval, as quickly as practicable, of an amendment to the Company's Declaration of Trust to eliminate this self-liquidating policy. The elimination of the self-liquidating policy would convert the Company to a perpetual-life REIT. This change to a perpetual-life REIT would enable the Company to continue to operate and grow by reinvesting proceeds from the sale of the Company's properties into newly-acquired properties.

Since the Charleston property was sold in August 1997, the Company's remaining assets consist almost entirely of cash and cash equivalents and investments in mortgage-related assets.

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

Year 2000 Compliance
--------------------

The Company is continuing its efforts to assess issues caused by the inability of its information systems to properly process transactions using dates beginning in the Year 2000. The Company is attempting to identify affected software and develop a plan for correcting that software in the most effective manner. Remediation of any potential issues regarding year 2000 compliance will likely include the upgrading or replacement of older software with new programs and systems, which will handle the Year 2000 and beyond. The Company anticipates that most of the necessary upgrades and replacements will be in place before mid-1999. The process of physically upgrading the software has already begun.

Because the Company's assets are in financial institutions and brokerage houses and that the current operations, and consequently its computer needs, are limited, the Company does not expect that Year 2000 compliance costs will have any material adverse effect on the Company's liquidity or ongoing results of operations. Such costs are expected to be less than $5,000. However, there can be no assurance that the Company will be successful in implementing its Year 2000 remediation according to the anticipated schedule or that compliance costs will not have a material adverse effect on the Company's future liquidity or ongoing results of operations.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity and capital resources have been dramatically changed as a result of the February 23, 1996 and August 22, 1997 asset sales and the June 1998 investment of approximately $2 million in short-term mortgage investments. The Company's source of near-term liquidity is its unrestricted cash, which at December 31, 1998 totaled $600,173 as compared to $2,886,339 for the same period in 1997, a decrease of 79.2%. These funds are expected to be adequate to satisfy the Company's overhead and operating expenses in the short term.

An annual meeting of shareholders was held on September 22, 1998, at which time a proposed plan of liquidation was defeated by shareholders and a new Board of Trustees was elected. The vote was declared official on September 28, 1998. Before leaving office, the previous Board purchased additional Directors' and Officers' indemnity insurance at a cost of $135,000, which was expensed in the third quarter. The former Trustees also created the Meridian Indemnity Trust (the "Indemnity Trust") to pay for the expenses of defending themselves against potential litigation. The Indemnity Trust was funded with $350,000 of Company funds, which along with interest is reflected as "Restricted Cash" on the Company's accompanying Balance Sheet. Current management is attempting to negotiate the release of these funds from the Indemnity Trust.

During the twelve months ended December 31, 1998, the Company had no cash distributions. In the quarter ended September 30, 1997, the Company paid a cash dividend of $3.00 per share of beneficial interest.

Material Changes in Results of Operations
-----------------------------------------

Revenues
--------

Rentals from Real Estate Investments totaled $0 and $907,831 for the years ended December 31, 1998 and 1997, respectively. The decrease is the result of the sale of the Charleston property, the Company's last remaining property, in August 1997.

Interest and Other Revenues were $101,893 and $272,529 for the years ended December 31, 1998 and 1997, respectively. The decrease of $170,636, or 63% from 1998 to 1997 was primarily due to the sale of the Charleston property in August 1997 and the decreased Company's average cash balances available for investment following distribution to the shareholders of the proceeds of the Charleston sale.

Expenses
--------

Interest and Amortization of Debt Discount totaled $0 and $262,771 for the years ended December 31, 1998 and 1997, respectively. The decrease during 1998 was due to the sale of Charleston and the corresponding payment of its mortgage note payable on August 22, 1997.

Property Taxes for the years ended December 31, 1998 and 1997 were $0 and $79,234, respectively. The decrease was due to the sale of the Charleston property on August 22, 1997.

Property Operating Costs totaled $100,000 and $318,079 for the years ended December 31, 1998 and 1997, respectively. The decrease of $218,079, or 69%, was primarily due to the sale of Charleston on August 22, 1997. The 1998 costs represent fees paid to E & L.

Legal Costs for the years ended December 31, 1998 and 1997 were $226,240 and $102,229, respectively. The increase in 1998 of $124,011, or 121%, was due to costs incurred by the Company prior to the current Trustees taking office in September 1998 arising from the proposed plan of dissolution and liquidation, the proxy contest, and the defense of the Fund's lawsuit.

General and Administrative Expenses were $575,461 and $354,684 for the years ended December 31, 1998 and 1997, respectively. The increased expenditures of $220,777, or 62%, were primarily incurred prior to September 1998 when the current Trustees took office and related to former Board of Trustees' evaluation of the Company's future options, the charges related to the reimbursement of proxy solicitation costs of $102,613, which reimbursement is conditioned upon the authorization by the Company's shareholders of the conversion of the Company to a perpetual-life REIT through an amendment to the Declaration of Trust, and the purchase by former trustees of additional Directors' and Officers' indemnity insurance of $219,143.

For the years ended December 31, 1998 and 1997, Depreciation, Amortization and Other totaled $13,017 and $16,154, respectively. The 1998 expense represents an unrealized loss on investment in Mortgage-Related Assets. The 1997 expense represents amortization expense related to the lease commissions on the Charleston property. Upon entering into an exclusive listing agreement for the sale of the Charleston property on June 27, 1996, the Company ceased to depreciate the property. Therefore, the Company did not record any depreciation expense in 1997, and recorded only $16,154 of amortization expense related lease commissions on the Charleston property.

Net Income (Loss)
-----------------

As a result of the factors noted above, net loss was $812,825 for the year ended December 31, 1998 compared to net income of $4,386,840 for the same period of 1997. The 1997 net income is primarily a result of the gain on the sale of the Charleston property of $4,528,701.

Forward-Looking Statements
--------------------------

Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about growth, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to (1) the Company's continued tax status as a REIT, (2) the Company's inability to execute its business plan involving a conversion from a self-liquidating, finite-life REIT to a perpetual-life REIT, (3) the Company's continued listing on the Nasdaq SmallCap Market, (4) changes in general economic conditions, (5) changes in local real estate conditions, (6) the inability to generate sufficient revenues to meet operating expenses, and (7) the failure to manage growth effectively. Any investor or potential investor in the Company must consider these risks and others that are detailed in other filings by the Company with the Securities and Exchange Commission. These risks and others could cause actual results to differ materially from those in the forward-looking statements.

Election for REIT Status
------------------------

The Company has previously elected to be taxed as a REIT pursuant to Section 856(c)(1) of the Code and intends to be taxed as a REIT under the Code for the fiscal year ended December 31, 1998. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to shareholders in computing the Company's taxable income. No provisions for federal or state income taxes have been made in the accompanying Statements of Operations.

To qualify for REIT status, the Company must meet a number of highly technical organizational and operations requirements on a continuing basis. Those requirements seek to ensure, among other things, that the gross income and investments of a REIT are largely real estate related, with certain other permitted assets, that a REIT distributes substantially all its ordinary taxable income to shareholders on a current basis and that the REIT's ownership is not overly concentrated. Due to the complex nature of these rules, the limited available guidance concerning interpretation of the rules, the importance of ongoing factual determinations and the possibility of adverse changes in or interpretations of the law, administrative interpretations of the law and developments at the Company, no assurance can be given regarding the Company's qualification as a REIT for any particular year. As a result of the Company's sale of its last real estate property in August 1997, the Company's status as a REIT for 1997 and 1998 is dependent, in part, upon tax rules regarding investments by REITs in certain types of non-real estate assets. The current Board of Trustees is reviewing with legal counsel the Company's status as a REIT for the years ended December 31, 1998 and 1997.

If the Company failed to qualify as a REIT for either the fiscal year ended December 31, 1998 or 1997, it would be taxed as a regular corporation, and distributions to shareholders would not be deductible in computing the Company's taxable income. The resulting corporate tax liabilities, estimated to be approximately $170,000, could materially reduce the funds available for distribution to the Company's shareholders or for reinvestment. If the Company failed to qualify as a REIT, distributions to shareholders would no longer be required. In addition, distributions in 1997 originally treated as capital gain distributions could be recharacterized as ordinary dividend distributions to shareholders. Moreover, the Company might not be able to elect to be treated as a REIT for the four taxable years after the year during which the Company ceased to qualify as a REIT. If the Company later requalified as a REIT, it might be required to pay a full corporate-level tax on any unrealized gain associated with its assets as of the date of requalification and to make distributions equal to any earnings accumulated during the period of non-REIT status.

ITEM 7.  FINANCIAL STATEMENTS

The Company's Report of Independent Accountants and Financial Statements are incorporated herein by reference and filed as part of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

ITEM 9.  TRUSTEES AND EXECUTIVE OFFICERS

Trustees and Executive Officers
-------------------------------

The Trustees are elected annually and serve until the next annual meeting of shareholders and until their successors are elected and qualified. The Company's Declaration of Trust provides that the number of Trustees shall be not less than five nor more than fifteen. Presently the authorized number of Trustees is five. In addition, the Declaration of Trust provides that a majority of Trustees shall be "Independent Trustees." An "Independent Trustee" generally means a Trustee who is neither an affiliate of a person or entity providing services to the Company nor is performing services for the Company other than as a Trustee. Except for Richard M. Osborne and Thomas J. Smith, all Trustees are "Independent Trustees."

The following table sets forth as to each person who currently serves as a Trustee or as an executive officer, his name, age, and position with the
Company:

        Name                    Age     Position
        ----                    ---     --------

        Richard M. Osborne      53      Chairman, Chief Executive Officer and a Trustee

        Thomas J. Smith         54      President, Chief Operating Officer and a Trustee

        Ronald L. Ramer         33      Chief Financial Officer and Assistant Secretary

        Marc C. Krantz          38      Secretary and a Trustee

        Steven A. Calabrese     37      Trustee

        Mark D. Grossi          43      Trustee

Officers of the Company hold office at the discretion of the Trustees. Each trustee's and executive officer's principal occupations during the past five years or more are set forth below.

Richard M. Osborne has been Chairman of the Board, Chief Executive Officer and a Trustee of the Company since September 1998. Mr. Osborne is President and Chief Executive Officer of OsAir, Inc., a company he founded in 1963. Mr. Osborne is the sole Manager of Turkey Vulture Fund XIII, Ltd., which began operations in January 1995. He is also a Director of Ceres Group, Inc., a publicly-held insurance holding company, a Director of USP Real Estate Investment Trust, a publicly-held real estate investment trust, a Director of NuMED Home Health Care, Inc., a publicly-held home healthcare company, a Director and Chairman of the Board of Pacific Gateway Properties, Inc., a publicly-held real estate company ("Pacific Gateway"), and a Director and Vice Chairman of the Board of GLB Bancorp, Inc., a publicly-held bank holding company. Mr. Osborne is the managing member of Liberty Self-Stor, Ltd., a self-storage company.

Thomas J. Smith has been President, Chief Operating Officer and a Trustee of the Company since September 1998. Since April 1, 1996, Mr. Smith has served as the Executive Operating Manager of Liberty Self-Stor, Ltd. Mr. Smith has been the President of Retirement Management Company since 1992. Mr. Smith also serves as a Director of GLB Bancorp, Inc.

Ronald L. Ramer has been Chief Financial Officer and the Assistant Secretary of the Company since September 1998. Mr. Ramer has been the Financial Manager of Liberty Self-Stor, Ltd. since April 1, 1996. Mr. Ramer previously was the controller of Retirement Management Company since 1993.

Marc C. Krantz has been the Secretary and a Trustee of the Company since September 1998. Mr. Krantz is a Partner with the law firm of Kohrman Jackson & Krantz P.L.L. and has been with that firm for the last five years.

Steven A. Calabrese has been a Trustee of the Company since September 1998. Mr. Calabrese is serving as managing partner of Calabrese, Racek and Markos, Inc., CRM Construction, Inc. and CRM Environmental Services, Inc., firms which specialize in evaluation, management, construction and environmental assessment services for commercial and industrial real estate. Mr. Calabrese is a Director of Pacific Gateway.

Mark D. Grossi has been a Trustee of the Company since September 1998. Mr. Grossi is currently Executive Vice President and a Director of Charter One Financial, Inc., a publicly-traded savings and loan holding company, and Executive Vice President and Chief Retail Banking Officer of its subsidiary, Charter One Bank. Mr. Grossi also serves as a Director of Pacific Gateway and a Director of JB Oxford Holdings, Inc., a publicly-held brokerage company. Since prior to 1993, Mr. Grossi has held various senior executive positions with Charter One Bank and its predecessor.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's trustees and executive officers, and persons who own more than 10% of the

Company's shares, to file with the Securities and Exchange Commission (the "SEC") and the Nasdaq Stock Market initial reports of ownership and reports of changes in ownership of the shares. Officers, trustees and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of copies of reports furnished to the Company or written representations that no reports were required, the Company believes that all Section 16(a) filing requirements were met in 1998.

ITEM 10.  EXECUTIVE COMPENSATION

From February 23, 1996 until September 28, 1998, the Company had no employees and no compensation was paid to its executive officers. On February 23, 1996, the Company entered into an agreement with E & L, as described in Item 1 above, to provide the Company asset management and certain other administrative services. Lorraine O. Legg, the Company's former President, Chief Executive Officer and a Trustee, has an ownership interest in a company which is the parent company of E & L. The agreement with E & L was terminated by the current Trustees on September 22, 1998. The Company paid E & L a total of $100,000 in 1998, $120,000 in 1997 and $95,000 in 1996.

The new officers of the Company, who took office on September 28, 1998, have agreed to serve without salaries until a plan for converting the Company to a perpetual-life REIT is approved by the shareholders.

Meetings of the Board of Trustees
---------------------------------

The current Board of Trustees met once in 1998 and all current Trustees participated in the meeting. The former Board of Trustees met three times in 1998.

Trustee Compensation
--------------------

Beginning in 1999, the Company will pay each Trustee, other than Messrs. Osborne, Smith and Krantz, an annual fee of $5,000 in shares of the Company. In addition, the Company will pay each such Trustee $250 in cash for each board meeting that such Trustee participates in. Members of the current Board of Trustees were not compensated for their services in such capacity in 1998. Members of the former Board of Trustees were paid the following amounts for their services in 1998:

                        Herbert E. Stansbury    $ 14,700
                        Robert E. Morgan        $  4,900
                        Peter O. Hanson         $  5,200
                        James M. Pollak         $  5,200


Lorraine O. Legg was not paid for her services as a Trustee during 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

The following table sets forth the amount and nature of the beneficial ownership of the Company's shares as of March 22, 1999 by (i) each person known by the Company to own more than 5% of the outstanding shares (based upon filings made with the Securities and Exchange Commission), (ii) each Trustee, (iii) each executive officer, and (iv) all the Trustees and Executive Officers as a group.

                                                    Amount of Shares
Name and Address                                    Beneficially Owned     Percentage
----------------                                    ------------------     ----------
Turkey Vulture Fund XIII, Ltd.                            297,344(1)          9.8%
7001 Center Street
Mentor, Ohio 44060

Richard M. Osborne                                        297,344(1)          9.8%
7001 Center Street
Mentor, Ohio 44060

Steven A. Calabrese                                       290,265             9.6%
1110 Euclid Avenue, Suite 300
Cleveland, Ohio 44115

Mark D. Grossi                                                -0-             0.0%
1215 Superior Avenue, 7th Floor
Cleveland, Ohio 44114

Marc C. Krantz                                                -0-             0.0%
1375 E. Ninth Street, 20th Floor
Cleveland, Ohio 44114

Ronald L. Ramer                                               -0-             0.0%
8500 Station Street, Suite 100
Mentor, Ohio 44060

Thomas J. Smith                                               -0-             0.0%
8500 Station Street, Suite 100
Mentor, Ohio 44060

All Trustees and Executive Officers as a group            587,609            19.4%

(1) Richard M. Osborne is the sole Manager of Turkey Vulture Fund XIII, Ltd., an Ohio limited liability company, and may be deemed to be the beneficial owner of all 297,344 shares owned by the Fund.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

Effective February 24, 1996, the Company entered into an agreement with E & L to provide property management and certain other administrative services to the Company. Under this agreement, E & L received a monthly fee of $8,333 to June 30, 1996. Effective July 1, 1996, the monthly fee was increased to $10,000. During 1998, E & L received fees of $100,000. In 1997, E & L received fees of $120,000 and, in connection with the sale of the Charleston property in August 1997, received a fee of $233,000 under an incentive plan adopted by the Trustees for E & L's arranging, structuring, negotiating and closing the transaction. E & L is a wholly-owned subsidiary of a company in which Lorraine O. Legg, the Company's former President, Chief Executive Officer and a Trustee has an ownership interest. Other than the management fees paid to E & L, Ms. Legg received no other compensation from the Company. The agreement between the Company and E & L was terminated by the current Trustees on September 22, 1998.

Before leaving office, the previous Board created the Indemnity Trust to pay for the expense of defending themselves against potential litigation. The Indemnity Trust was funded with $350,000 of Company funds which have been reflected as restricted cash in the accompanying Balance Sheets as of December 31, 1998, along with the applicable related interest income.

In connection with the proxy solicitation by Meridian `83 Shareholders' Committee for Growth, the Fund, a shareholder of the Company, incurred expenses of $102,613 which is included in general and administrative expenses in the accompanying Statement of Operations for the year ended December 31, 1998. The current Trustees authorized the expense reimbursement because of the benefit to the Company of the proxy solicitation. The reimbursement is conditioned upon the authorization by the Company's shareholders of the conversion of the Company to a perpetual-life REIT through an amendment to the Declaration of Trust. Mr. Osborne, the Company's Chairman of the Board and Chief Executive Officer, is the sole Manager of the Fund.

ITEM 13.  EXHIBITS, LIST, AND REPORTS ON FORM 8-K

(a) INDEX TO EXHIBITS
    -----------------

NO.     DESCRIPTION
---     -----------

(In accordance with Item 601 of Regulation S-B)

2.1 Amended and Restated Asset Purchase Agreement dated November 10, 1995 between Meridian Point Realty Trust `83 and Meridian Industrial Trust, Inc. (Filed as Appendix D to Registrant's Amendment #3 to Preliminary Proxy Statement filed December 22, 1995 and incorporated herein by reference.)

2.2 Purchase and Sale Agreement entered into August 4, 1997, together with First Amendment to Purchase and Sale Agreement effective August 7, 1997 and Second Amendment to Purchase and Sale Agreement effective August 15, 1997, between Meridian Point Realty Trust `83 and 2400 Charleston Associates, LLC (as successor to Rubin-Pachulski Properties, Inc.) (Filed as Exhibit 10.1 to Registrant's Form 8-K dated September 5, 1997, and incorporated herein by reference.)

3.1 Amended and Restated Declaration of Trust of the Registrant dated March 5, 1992 (Filed as Exhibit 3.l to Registrant's Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.)

3.2 Amended and Restated Trustees' Regulations of the Registrant dated March 5, 1992 (Filed as Exhibit 3.2 to Registrant's Form l0-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.)

3.3 Certificate of First Amended and Restated Declaration of Trust of the Registrant dated July 12, 1993 (Filed as Exhibit 3.2 to Registrant's Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference.)

3.4 Amendments to Amended and Restated Declaration of Trust adopted February 10, 1995 (Filed as part of Registrant's Form 8-K dated February 10, 1995 and incorporated herein by reference.)

10.1 Agreement between Meridian Point Realty Trust `83 and E & L Associates, Inc. dated February 23, 1996 (Filed as part of Registrant's Form 10-K dated December 31, 1996 and incorporated herein by reference.)

10.2 * Indemnity Trust Agreement, dated as of September 2, 1998, by and between Meridian Point Realty Trust `83 and U.S. Trust Company, N.A.

27.1 * Financial Data Schedule

(b)    REPORTS ON FORM 8-K
       -------------------

No Form 8-K reports were filed during the quarter ended December 31, 1998.

*   Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 1999                  MERIDIAN POINT REALTY TRUST `83


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

  /s/ Richard M. Osborne                        Dated:  March 30, 1999
---------------------------------------
Richard M. Osborne
Chairman and Chief Executive Officer
(Principal Executive Officer)

  /s/ Ronald L. Ramer                           Dated:  March 30, 1999
---------------------------------------
Ronald L. Ramer
Chief Financial Officer
(Principal Financial and Accounting Officer)

  /s/ Thomas J. Smith                           Dated:  March 30, 1999
---------------------------------------
Thomas J. Smith
President, Chief Operating Officer and Trustee

  /s/ Marc C. Krantz                            Dated:  March 30, 1999
---------------------------------------
Marc C. Krantz
Secretary and Trustee

  /s/ Mark D. Grossi                            Dated:  March 30, 1999
---------------------------------------
Mark D Grossi
Trustee

  /s/ Steven A. Calabrese                       Dated:  March 30, 1999
---------------------------------------
Steven A. Calabrese
Trustee

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Trustees of Meridian Point Realty Trust '83:

We have audited the accompanying balance sheets of Meridian Point Realty Trust '83 as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Meridian Point Realty Trust '83 as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Cleveland, Ohio,
 February 2, 1999.

                         MERIDIAN POINT REALTY TRUST '83
                         -------------------------------

                                 BALANCE SHEETS
                                 --------------

                           DECEMBER 31, 1998 AND 1997
                           --------------------------

                            ASSETS
                            ------                                            1998            1997
                                                                         ---------------  --------------

ASSETS:
   Cash and cash equivalents                                             $     600,173     $  2,886,339
   Investments in mortgage-related assets, at market value
                                                                             1,205,722            -
   Restricted cash                                                             357,728            -
   Other assets, net                                                            14,453           21,052
                                                                         ---------------  --------------
         Total assets                                                     $  2,178,076     $  2,907,391
                                                                          ============     ============
             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

LIABILITIES:
   Accounts payable                                                      $     185,567    $     102,057
                                                                          ------------     ------------
COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY:
   Shares of beneficial interest - $1.00 stated value:
     Authorized - Unlimited; 3,031,618 shares issued and
     outstanding                                                             3,031,618        3,031,618
   Paid-in capital                                                          22,755,694       22,755,694
   Distributions in excess of income                                       (23,794,803)     (22,981,978)
                                                                          ------------     ------------
         Total shareholders' equity                                          1,992,509        2,805,334
                                                                          ------------     ------------
         Total liabilities and shareholders' equity                       $  2,178,076     $  2,907,391
                                                                          ============     ============



              The accompanying notes to financial statements are an
                     integral part of these balance sheets.

                         MERIDIAN POINT REALTY TRUST '83
                         -------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------

                                                         1998              1997              1996
                                                      -----------       -----------       -----------
GROSS REVENUES:
   Rentals from real estate investments               $         -       $   907,831       $ 2,026,861
   Interest and other                                     101,893           272,529           264,902
                                                      -----------       -----------       -----------
                Total revenues                            101,893         1,180,360         2,291,763
                                                      -----------       -----------       -----------
OPERATING EXPENSES:
   Interest and amortization of debt discount                --             262,771           651,111
   Property taxes                                            --              79,234           183,136
   Property operating costs, including amounts
     paid to related parties of $100,000,
     $120,000 and $236,000, respectively                  100,000           318,079           664,101
   Legal costs                                            226,240           102,229            47,724
   General and administrative, including
     amounts paid to related parties of
     $133,000, $75,000 and $56,000, respectively          575,461           354,684           276,283
   Depreciation, amortization and other                    13,017            16,154           372,240
                                                      -----------       -----------       -----------
              Total expenses                              914,718         1,133,151         2,194,595
                                                      -----------       -----------       -----------
(Loss) income before gain on sale of property
   and extraordinary item                                (812,825)           47,209            97,168

Gain on sales of properties                                  --           4,528,701         2,582,606
                                                      -----------       -----------       -----------

(Loss) income before extraordinary item                  (812,825)        4,575,910         2,679,774
Extraordinary item -
   Prepayment penalty on paydown of debt                     --            (189,070)             --
                                                      -----------       -----------       -----------
              Net (loss) income                       $  (812,825)      $ 4,386,840       $ 2,679,774
                                                      ===========       ===========       ===========
NET (LOSS) INCOME PER COMMON SHARE - BASIC AND
   DILUTED:
     (Loss) income before extraordinary item          $      (.27)      $      1.51       $       .88
     Extraordinary item-
       Prepayment penalty                                    --                (.06)             --
                                                      -----------       -----------       -----------
              Net (loss) income per common share      $      (.27)      $      1.45       $       .88
                                                      ===========       ===========       ===========



              The accompanying notes to financial statements are an
                       integral part of these statements.

                         MERIDIAN POINT REALTY TRUST '83
                         -------------------------------

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                       ----------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------

                                                                                     Distributions
                                                                      Paid-in          in excess
                                   Shares            Amount           capital          of income
                                ------------      ------------      ------------      ------------
BALANCE, January 1, 1996           3,031,618      $  3,031,618      $ 22,755,694      $(19,953,304)

   Net income                           --                --                --           2,679,774

   Distributions                        --                --                --          (1,000,434)
                                ------------      ------------      ------------      ------------

BALANCE, December 31, 1996         3,031,618         3,031,618        22,755,694       (18,273,964)

   Net income                           --                --                --           4,386,840

   Distributions                        --                --                --          (9,094,854)
                                ------------      ------------      ------------      ------------

BALANCE, December 31, 1997         3,031,618         3,031,618        22,755,694       (22,981,978)

   Net loss                             --                --                --            (812,825)
                                ------------      ------------      ------------      ------------

BALANCE, December 31, 1998         3,031,618      $  3,031,618      $ 22,755,694      $(23,794,803)
                                ============      ============      ============      ============



                         The accompanying notes to financial statements
                           are an integral part of these statements

                         MERIDIAN POINT REALTY TRUST '83
                         -------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------

                                                         1998               1997               1996
                                                     ------------       ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                               $   (812,825)      $  4,386,840       $  2,679,774
     Adjustments to reconcile net (loss) income
       to net cash provided (used) in operating
       activities -
         Depreciation and amortization                       --               20,994            389,265
         Unrealized loss on investments in
           mortgage-related assets                         13,017               --                 --
         Gain on sale of properties                          --           (4,528,701)        (2,582,606)
         Loss on early retirement of debt                    --              189,070               --
         Changes in operating assets and
           liabilities-
              Restricted cash                            (357,728)         1,580,139           (361,945)
              Accounts receivable                            --               32,353            161,443
              Other assets, net                             6,599             25,312           (129,724)
              Accounts payable                             83,510             88,918           (243,400)
              Other liabilities                              --             (192,354)          (325,911)
                                                     ------------       ------------       ------------
                  Net cash provided (used) in
                    operating activities               (1,067,427)         1,602,571           (413,104)
                                                     ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from disposition of properties                 --           11,650,000          3,603,849
     Closing costs on disposition of assets                  --             (891,504)              --
     Improvements to existing real estate and
       other                                                 --               (1,103)          (116,461)
     Investments in mortgage-related assets            (2,019,460)              --                 --
     Return of principal from mortgage-related
       assets                                             800,721               --                 --
                                                     ------------       ------------       ------------
                  Net cash provided (used) in
                    investing activities               (1,218,739)        10,757,393          3,487,388
                                                     ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on mortgage notes                      --           (4,627,123)          (162,346)
   Payment on early extinguishment of debt                   --             (189,070)              --
   Cash distributions paid                                   --           (9,094,854)        (1,000,434)
                                                     ------------       ------------       ------------
             Net cash provided (used) in
               financing activities                          --          (13,911,047)        (1,162,780)
                                                     ------------       ------------       ------------

                                       -2-

                                                        1998               1997               1996
                                                    ------------       ------------       ------------
NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS                                      $ (2,286,166)      $ (1,551,083)      $  1,911,504
                                                    ------------       ------------       ------------
CASH AND CASH EQUIVALENTS, beginning of period         2,886,339          4,437,422          2,525,918
                                                    ------------       ------------       ------------

CASH AND CASH EQUIVALENTS, end of period            $    600,173       $  2,886,339       $  4,437,422
                                                    ============       ============       ============

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
     Proceeds from sale of assets-
       Shares of stock                              $        -         $        -       $    6,392,145
       Mortgages assumed                                     -                  -           16,334,297
       Disposition of properties, net                        -           (6,192,676)       (22,343,329)
       Reduction in other assets related to
         properties sold                                     -              (37,118)        (1,403,250)
       Distributions paid in shares of stock                 -                  -           (6,392,145)
       Redemption of investment                              -                  -              (79,500)

SUPPLEMENTAL INFORMATION:
     Interest paid                                  $        -         $    257,930     $      634,087



                 The accompanying notes to financial statements
                    are an integral part of these statements

                         MERIDIAN POINT REALTY TRUST '83

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

1. GENERAL:
   --------

Meridian Point Realty Trust '83 (the "Company") is a business trust organized under the laws of the State of California for the purpose of acquiring, operating, holding for investment and ultimately selling income-producing commercial and industrial real estate. The Company was formed as a self-liquidating/finite-life real estate investment trust ("REIT"). Under this self-liquidating policy, the Company may not invest net proceeds from sales or refinancings in additional properties. The Company was formed on June 24, 1982 and commenced operations on April 12, 1983. On February 23, 1996, the Company sold all of its real estate properties except for the Charleston Business Park ("Charleston") (Note 8). On August 22, 1997, the Company sold the Charleston property. Following the sale, the Company's assets have consisted almost entirely of cash and cash equivalents and investments in mortgage-related assets. An annual meeting of shareholders was held on September 22, 1998, for the purpose of electing trustees and approving and adopting a plan of liquidation. The proposed plan of liquidation was defeated by shareholders and a new Board of Trustees was elected. The vote was declared official on September 28, 1998.

2. ESTIMATES, RISKS AND UNCERTAINTIES:
   -----------------------------------

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

From time to time, the Company is subject to legal claims arising in the ordinary course of business in connection with the Company's prior ownership of real estate and leasing of such real estate to tenants. The Company maintains liability insurance, subject to customary deductibles and, accordingly, management does not believe the ultimate resolution of such matters will have a material effect in the Company's financial position or results of operations.

3. RECLASSIFICATIONS:
   ------------------

Certain amounts for the years ended December 31, 1997 and 1996 have been reclassified to conform with the current year presentation.

4. CASH AND CASH EQUIVALENTS:
   --------------------------

The Company considers all investments with an original maturity of three months or less to be cash equivalents.

5. INVESTMENTS IN MORTGAGE-RELATED ASSETS:
   ---------------------------------------

On June 29, 1998, the Company purchased four Real Estate Mortgage Investment Conduits ("REMICs"). The Company has classified these investments as trading securities under Statement of Financial Accounting Standard No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the unrealized loss on these investments of $13,017 has been included in other expenses in the accompanying statement of operations for the year ended December 31, 1998. Presented in the following table is a schedule of the REMIC's purchased by the Company and their fair market values as of December 31, 1998.

                                              Stated                           Fair
         REMIC Series                     Interest Rate     Maturity       Market Value
         ------------                     -------------     --------       ------------
         FHLMC 1458 GA                         6.750%         05/15/04     $   263,381

         FNMA 96-2 B                           7.500%         10/22/09         296,085

         FHLMC 1432 E                          6.750%         01/15/06         289,053

         FHLMC 1472 E                          6.250%         02/15/05         357,203
                                                                            ----------
                                                                            $1,205,722
                                                                            ==========

6. RENTALS FROM REAL ESTATE INVESTMENTS:
   -------------------------------------

Certain of the Company's leases required lessees to pay all or a portion of real estate taxes, insurance and operating costs ("Expense Recaptures"). Expense Recaptures of $233,540 and $351,186 for the years ended December 31, 1997 and 1996, respectively, have been included in rentals from real estate investments.

All leases were classified as operating leases. The Company recognized rental income on the straight-line basis over the terms of the leases.

7. INVESTMENTS IN REAL ESTATE AND DEPRECIATION METHODS:
   ---------------------------------------------------

Depreciation and amortization were calculated under the straight-line method, based upon the 35 year estimated lives of property and property additions. Expenditures for maintenance, repairs and improvements which did not materially prolong the normal useful life of an asset were charged to operations as incurred. Leasing commissions and tenant improvements were amortized under the straight-line method over the terms of the related leases.

8. SALES OF PROPERTIES:
   --------------------

On August 22, 1997, the Company sold the Charleston property, the last property remaining in its portfolio. The total sales price for the property was $13,000,000 less a $1,350,000 credit for estimated remediation work (see Note
12) and related costs, resulting in a net sales price of $11,650,000. The sales price was paid entirely in cash. Out of escrow, the Company used $4,557,500 of the sales proceeds to pay off the then outstanding principal on the mortgage note payable. The Company also paid $891,504 in closing costs and $189,070 in mortgage prepayment penalties. In connection with the sale, the Company recognized a gain on sale of property of $4,528,701.

On February 23, 1996, the Company sold all of its real estate assets except Charleston to Meridian Industrial Trust, Inc. ("MIT") for approximately $3.6 million in cash, 390,360 shares of MIT common stock, and the assumption of certain mortgage notes and other liabilities aggregating approximately $16.3 million by MIT (collectively referred to as the "Asset Sale"). The MIT common stock was valued at $6,392,145. The Company also paid approximately $1.4 million in closing and other transaction costs. The gain recognized in the sale was $2,582,606.

If the sale of the properties and investments had occurred on January 1, 1997, the Company's unaudited pro forma results of operations for 1997 would have been:

Revenues                                         $ 272,529
Expenses - Legal, general and administrative       456,914
                                                 ---------
Net loss                                         $(184,385)
                                                 =========

Basic net loss per share                         $   (0.06)
                                                 =========

9. EARNINGS PER SHARE:
   -------------------

Basic earnings per share of beneficial interest is determined by dividing net income (loss) by the weighted average number of shares of beneficial interest outstanding during the period. Weighted average number of shares outstanding was 3,031,618 for each of the three years in the period ended December 31, 1998. During the three years ended December 31, 1998, the Company had no dilutive securities outstanding.

During the year ended December 31, 1998, the Company paid no cash distributions. During the year ended December 31, 1997, the Company distributed $9,094,854, or $3.00 per share of beneficial interest to shareholders of record as of the close of business on September 2, 1997.

During the year ended December 31, 1996, the Company distributed cash of $1,000,434, or $.33 per share of beneficial interest, and all of the 390,360 shares of MIT common stock (or 0.1287 of a share of MIT common stock per share of beneficial interest in the Company) to shareholders of record at the close of business on March 12, 1996.

The analysis below presents the amount of distributions paid to shareholders and the percentage which the Company estimated to be taxable/nontaxable for 1997. In 1997, the Company also elected to distribute its capital gains to its shareholders and a portion of the 1997 distribution was so designated.

Total distribution                     $9,094,854
                                       ==========
Capital gains distributions-
   Taxable at 25% rate                     30.04%
   Taxable at 20% rate                     22.34%

Nontaxable distributions                   47.62%
                                       ----------
                                           100.0%
                                       ==========

10. INCOME TAXES:
    -------------

The Company has previously elected to be taxed as a REIT pursuant to Section 856
(c) (1) of the Internal Revenue Code of 1986, as amended (the "Code"), and intends to be taxed as a REIT under the Code for the fiscal year ended December 31, 1998. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to shareholders in computing the Company's taxable income. No provisions for federal or state income taxes have been made in the accompanying statements of operations.

To qualify for REIT status, the Company must meet a number of highly technical organizational and operations requirements on a continuing basis. Those requirements seek to ensure, among other things, that the gross income and investments of a REIT are largely real estate related, with certain other permitted assets, that a REIT distributes substantially all its ordinary taxable income to shareholders on a current basis and that the REIT's ownership is not overly concentrated. Due to the complex nature of these rules, the limited available guidance concerning interpretation of the rules, the importance of ongoing factual determinations and the possibility of adverse changes in or interpretations of the law, administrative interpretations of the law and developments at the Company, no assurance can be given regarding the Company's qualification as a REIT for any particular year. As a result of the Company's sale of its last real estate property in August 1997, the Company's status as a REIT for 1997 and 1998 is dependent, in part, upon tax rules regarding investments by REITs in certain types of non-real estate assets. The current Board of Trustees is reviewing with legal counsel the Company's status as a REIT for the years ended December 31, 1998 and 1997.

If the Company failed to qualify as a REIT for either the year ended December 31, 1998 or 1997, it would be taxed as a regular corporation, and distributions to shareholders would not be deductible in computing the Company's taxable income. The resulting corporate tax liabilities, estimated to be approximately $170,000, could materially reduce the funds available for distribution to the Company's shareholders or for reinvestment. If the Company failed to qualify as a REIT, distributions to shareholders would no longer be required. In addition, distributions in 1997 originally treated as capital gain distributions could be recharacterized as ordinary dividend distributions to shareholders. Moreover, the Company might not be able to elect to be treated as a REIT for the four taxable years after the year during which the Company ceased to qualify as a REIT. If the Company later requalified as a REIT, it might be required to pay a full corporate-level tax on any unrealized gain associated with its assets as of the date of requalification and to make distributions equal to any earnings accumulated during the period of non-REIT status.

11. RELATED PARTIES:
    ----------------

From April 1, 1991 to February 23, 1996, the Company operated under a self-administered management structure in conjunction with other commonly-sponsored real estate companies (collectively, the Companies). Under this management structure, Meridian Point Properties, Inc. ("MPP"), a captive company controlled by the Companies, leased employees to the Companies at cost to perform the administrative, accounting, asset management and property management functions. The reimbursements made to MPP were allocated among the Companies in accordance with agreements between MPP and the Companies. Cost reimbursements made to MPP pursuant to this management structure amounted to $140,000 in 1996 and are included in property operating costs in the accompanying statements of operations. There were no cost reimbursements in 1997 or 1998.

Effective February 24, 1996, the Company entered into an agreement with E&L Associates, Inc. ("E&L") under which E&L provided asset management and certain other administrative services to the Company. E&L received a monthly fee of $10,000 plus reimbursement for other expenses incurred on behalf of the Company. During the three years ended December 31, 1998, 1997 and 1996, E&L received management fees of $100,000, $120,000 and $95,000, respectively, all of which is included in property operating costs in the accompanying statements of operations. E&L is a wholly-owned subsidiary of a company in which Lorraine O. Legg (the Company's former President, Chief Executive Officer and a former Trustee) has an ownership interest. The agreement between the Company and E&L was terminated by the current Board of Trustees on September 22, 1998.

In connection with the sale of the Charleston property, the Board of Trustees adopted an incentive payment plan for E&L for arranging, structuring, negotiating and closing the transaction. Under this plan, E&L received a fee of $233,000 in September 1997. This amount was netted against the gain on sale of the property.

Before leaving office, the previous Board created the Meridian Indemnity Trust (the "Trust") to pay for the expense of defending themselves against potential litigation. The Trust was funded with $350,000 of Company funds which have been reflected as restricted cash in the accompanying balance sheets as of December 31, 1998, along with the applicable related interest income.

In connection with the proxy solicitation by Meridian '83 Shareholders' Committee for Growth, Turkey Vulture Fund XIII, Ltd. (the "Fund"), a shareholder of the Company, incurred expenses of $102,613 which is included in general and administrative expenses in the accompanying statement of operations for the year ended December 31, 1998. The Board of Trustees authorized the expense reimbursement because of the benefit to the Company of the proxy solicitation. The reimbursement is conditioned upon the authorization by the Company's shareholders of the conversion of the Company to a perpetual-life REIT through an amendment to the Declaration of Trust. Richard M. Osborne, the Company's Chairman of the Board and Chief Executive Officer, is the sole manager of the Fund.

At December 31, 1998, the Company has $600,173 of cash and cash equivalents at a financial institution which is partially owned by a group controlled by the Chairman and Chief Executive Officer of the Company.

For the years ended December 31, 1998, 1997 and 1996, the Company incurred fees and expenses for services rendered by the Trustees of the Company totaling $30,000, $75,000 and $56,000, respectively.

12. COMMITMENTS AND CONTINGENCIES:
    ------------------------------

The ownership of real estate entails environmental risks and potential liability to owners, including former owners. Environmental investigation at the Golden Cove property sold to Meridian Industrial Trust ("MIT") in 1996 indicated that soil at the property contained volatile organic compounds in concentrations that exceeded the clean-up goals typically cited by the California Regional Water Quality Control Board (the "RWQCB"). As part of the sale transaction, the Company was obligated to fully fund the remediation costs, for which it had previously accrued $140,000 in 1994. Approximately $95,000 had been expended by the Company for remediation costs through December 1998, and it does not believe that any additional costs will be incurred, however there can be no assurance to that effect. The Company may be entitled to seek contribution and indemnity for the remediation costs against other potentially responsible parties who may have caused the contamination at the property.

In the late 1980's, the San Francisco Bay Region of the RWQCB requested that the Company investigate and characterize soil and groundwater contamination of the Charleston property. The Company engaged an environmental engineering firm that discovered the presence of trichloroethlylene and other solvent chemicals in the groundwater. The RWQCB deferred issuing a Site Cleanup Requirements ("SCRs") order to give the Company time to complete the pending sale of the Charleston property. As part of the sale, the purchaser agreed to indemnify the Company broadly against the pending SCRs and other types of environmental claims. Its indemnity is backed by an environmental insurance policy placed with Reliance Insurance Company of Illinois. It is possible that the RWQCB could still name the Company when it ultimately issues its SCRs order for the property based on the Company's former ownership. If that occurs, the Company would tender the SCRs order to the purchaser for compliance. Similarly, the Company would tender any other environmental claim brought against it to the purchaser pursuant to the indemnity.