Form 10QSB
period 1999-03-31
MERIDIAN POINT REALTY TRUST 83
filed 1999-05-17
CIK 703702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1999

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
         (State or other jurisdiction of                               (I.R.S. Employer I.D. Number)
         incorporation or organization)

               8500 STATION STREET, SUITE 100, MENTOR, OHIO 44060
              (Address and zip code of principal executive offices)

         Issuer's telephone number, including area code: (440) 974-3770

Check whether Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

SHARES OF BENEFICIAL INTEREST OUTSTANDING AS OF MAY 10, 1999:    3,031,618
                                                             ---------------

     Transition Small Business Disclosure Format (check one): YES [_] NO [X]

                         Meridian Point Realty Trust `83
                         Quarterly Report on Form 10-QSB
                      For the Quarter Ended March 31, 1999



                                Table of Contents

PART I                                                                                           Page
                                                                                                 ----
Item 1.           Financial Statements...............................................................3
Item 2.           Management's Discussion and Analysis or Plan of Operation ........................10


PART II

Item 3.           Legal Proceedings.................................................................14
Item 4.           Submission of Matters to a Vote of Security Holders ..............................14
Item 6.           Exhibits and Reports on Form 8-K..................................................14

--------------------------------------------------------------------------------
                                     PART I:
--------------------------------------------------------------------------------
ITEM 1.   FINANCIAL STATEMENTS.

The accompanying unaudited financial statements should be read in conjunction with the Annual Report on Form 10-KSB for fiscal year ended December 31, 1998 of Meridian Point Realty Trust '83 (the "Company"). These statements have been prepared in accordance with the instructions for the Securities and Exchange Commission Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the Company's management, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

                         MERIDIAN POINT REALTY TRUST `83
                                 BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998


                           ASSETS
                           ------
                                                                              1999
                                                                           (Unaudited)              1998
                                                                           -----------              ----
ASSETS:
  Cash and cash equivalents                                                $   570,618          $   600,173
  Investment in mortgage-related assets, at market value                     1,193,152            1,205,722
  Restricted cash                                                              361,378              357,728
  Other assets                                                                  43,717               14,453
                                                                           -----------          -----------

         Total assets                                                      $ 2,168,865          $ 2,178,076
                                                                           ===========          ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

LIABILITIES:
  Accounts payable                                                         $   191,508          $   185,567

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
  Shares of beneficial interest - $1.00 stated value: Authorized -
     Unlimited; 3,031,618 shares issued and outstanding
     as of March 31, 1999 and December 31, 1998                              3,031,618            3,031,618
  Paid-in capital                                                           22,755,694           22,755,694
  Distributions in excess of income                                        (23,809,955)         (23,794,803)
                                                                           -----------          -----------

         Total shareholders' equity                                          1,977,357            1,992,509
                                                                           -----------          -----------

         Total liability and shareholders' equity                          $ 2,168,865          $ 2,178,076
                                                                           ===========          ===========


        The accompanying notes are an integral part of these statements.

                         MERIDIAN POINT REALTY TRUST `83
                             STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                                  1999              1998
                                                               ---------         ---------
GROSS REVENUES:
  Interest and other                                           $  28,114         $  35,992

OPERATING EXPENSES:
  Legal costs                                                     10,580             9,851
  General and administrative, including amounts paid to
    related parties of $0 and $30,000, respectively               32,686            92,399
                                                               ---------         ---------

         Total expenses                                           43,266           102,250
                                                               ---------         ---------

         Net loss                                              $ (15,152)        $ (66,258)
                                                               =========         =========


NET LOSS PER COMMON
   SHARE - BASIC AND DILUTED:
Net loss per common share                                      $   (0.01)        $   (0.02)
                                                               =========         =========


        The accompanying notes are an integral part of these statements.

                         MERIDIAN POINT REALTY TRUST `83
                             STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                            1999             1998
                                                          --------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $ (15,152)       $  (66,258)
Adjustments to reconcile net loss to
   net cash used in operating activities:
     Unrealized gain on mortgage-related assets             (2,608)            --
Changes in operating assets and liabilities:
  Increase in restricted cash                               (3,650)            --
  (Increase) decrease in other assets                      (29,264)           21,052
  Increase (decrease) in accounts payable                    5,941           (76,218)
                                                         ---------        ----------

         Net cash used in operating activities             (44,733)         (121,424)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in mortgage-related assets                     (601,124)            --
Return of principal from mortgage-related assets           616,302             --
                                                         ---------        ----------

         Net cash provided in investing activities          15,178             --
                                                         ---------        ----------

NET DECREASE IN CASH AND EQUIVALENTS                       (29,555)         (121,424)
                                                         ---------        ----------

CASH AND CASH EQUIVALENTS,
  beginning of period                                      600,173         2,886,339
                                                         ---------        ----------

CASH AND CASH EQUIVALENTS,
  end of period                                          $ 570,618        $2,764,915
                                                         =========        ==========


        The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS
                         MERIDIAN POINT REALTY TRUST `83
                                 MARCH 31, 1999
                                   (UNAUDITED)

1. GENERAL
   -------

Meridian Point Realty Trust `83 (the "Company") is a business trust organized under the laws of the State of California for the purpose of acquiring, operating, holding for investment and ultimately selling income-producing commercial and industrial real estate. The Company was formed as a self-liquidating/finite-life real estate investment trust ("REIT"). Under this self-liquidating policy, the Company may not invest net proceeds from sales or refinancings in additional properties. The Company was formed on June 24, 1982 and commenced operations on April 12, 1983. On February 23, 1996, the Company sold all of its real estate properties except for the Charleston Business Park ("Charleston"). On August 22, 1997, the Company sold the Charleston property. Following the sale, the Company's assets have consisted almost entirely of cash and cash equivalents and investments in mortgage-related assets. An annual meeting of shareholders was held on September 22, 1998, for the purpose of electing trustees and approving and adopting a plan of liquidation. The proposed plan of liquidation was defeated by shareholders and a new Board of Trustees was elected. The vote was declared official on September 28, 1998.

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

3. CASH EQUIVALENTS
   ----------------

The Company considers all investments with an original maturity of three months or less to be cash equivalents.

4. FAIR VALUE OF FINANCIAL INSTRUMENTS
   -----------------------------------

On June 29, 1998 and March 17, 1999, the Company purchased Real Estate Mortgage Investment Conduits ("REMICs"). The Company classified these investments as trading securities under Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the unrealized gain on these investments of $2,608 has been included in interest and other revenues in the accompanying statements of operations for the three months ended March 31, 1999. Presented in the following table is a schedule of the REMICs purchased by the Company and their fair market values as of March 31, 1999.

                                Stated                             Fair
         REMIC Series        Interest Rate         Maturity    Market Value
         ------------        -------------         --------    ------------

         FHLMC 1458 GA          6.750%               05/15/04   $  131,774

         FHLMC 1432 E           6.750%               01/15/06      172,445

         FHLMC 1472 E           6.250%               02/15/05      288,283

         FNMA 93-250 A          6.150%               09/25/16      600,650
                                                                ----------
                                                                $1,193,152
                                                                ==========

5. EARNINGS PER SHARE
   ------------------

Basic earnings per share of beneficial interest is determined by dividing net loss by the weighted average number of shares of beneficial interest outstanding during the period. Weighted average number of shares outstanding was 3,031,618 for the three months ended March 31, 1999 and 1998. During the three months ended March 31, 1999 and 1998, the Company had no dilutive securities outstanding.

During the three months ended March 31, 1999 and 1998, the Company had no cash distributions.

6. INCOME TAXES
   ------------

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

To qualify for REIT status, the Company must meet a number of highly technical organizational and operations requirements on a continuing basis. Those requirements seek to ensure, among other things, that the gross income and investments of a REIT are largely real estate related, with certain other permitted assets, that a REIT distributes substantially all its ordinary taxable income to shareholders on a current basis and that the REIT's ownership is not overly concentrated. Due to the complex nature of these rules, the limited available guidance concerning interpretation of the rules, the importance of ongoing factual determinations and the possibility of adverse changes in or interpretations of the law, administrative interpretations of the law and developments at the Company, no assurance can be given regarding the Company's qualification as a REIT for any particular year. As a result of the Company's sale of its last real estate property in August 1997, the Company's status as a REIT for 1997, 1998 and 1999 is dependent, in part, upon tax rules regarding investments by REITs in certain types of non-real estate assets. The current Board of Trustees is reviewing with legal counsel the Company's status as a REIT for the years ended December 31, 1998 and 1997 and the three months ended March 31, 1999.

If the Company failed to qualify as a REIT for either the fiscal year ended December 31, 1998 or 1997 and the three months ended March 31, 1999, it would be taxed as a regular corporation, and distributions to shareholders would not be deductible in computing the Company's taxable income. The resulting corporate tax liabilities, estimated to be approximately $170,000, could materially reduce the funds available for distribution to the Company's shareholders or for reinvestment. If the Company failed to qualify as a REIT, distributions to shareholders would no longer be required. In addition, distributions in 1997 originally treated as capital gain distributions could be recharacterized as ordinary dividend distributions to shareholders. Moreover, the Company might not be able to elect to be treated as a REIT for the four taxable years after the year during which the Company ceased to qualify as a REIT. If the Company later requalified as a REIT, it might be required to pay a full corporate-level tax on any unrealized gain associated with its assets as of the date of requalification and to make distributions equal to any earnings accumulated during the period of non-REIT status.

7. RELATED PARTIES
   ---------------

Effective February 24, 1996, the Company entered into an agreement with E&L Associates, Inc. ("E&L") under which E&L provided asset management and certain other administrative services to the Company. E&L received a monthly fee of $10,000 plus reimbursement for other expenses incurred on behalf of the Company. During the three month period ended March 31, 1999 and 1998, E&L received management fees of $0 and $30,000, respectively, all of which is included in General and Administrative Costs on the accompanying Statements of Operations. E&L is a wholly-owned subsidiary of a company in which Lorraine O. Legg (the Company's former Chief Executive Officer and a former Trustee) has an ownership interest. The agreement between the Company and E & L was terminated by the current Board of Trustees on September 22, 1998.

Before leaving office, the previous Board created the Meridian Indemnity Trust (the "Trust") to pay for the expense of defending themselves against potential litigation. The Trust was funded with $350,000 of Company funds which have been reflected as "Restricted Cash" in the accompanying Balance Sheet as of March 31, 1999, along with the applicable related interest income.

In connection with the proxy solicitation by Meridian '83 Shareholders' Committee for Growth, Turkey Vulture Fund XIII, Ltd. (the"Fund"), a shareholder of the Company, incurred expenses of $102,613 which is included in Accounts Payable in the accompanying Balance Sheets as of March 31, 1999 and December 31, 1998. The Board of Trustees authorized the expense reimbursement because of the benefit to the Company of the proxy solicitation. The reimbursement is conditioned upon the authorization by the Company's shareholders of the conversion of the Company to a perpetual-life REIT through an amendment to the Declaration of Trust. Richard M. Osborne, the Company's Chairman of the Board and Chief Executive Officer, is the sole Manager of the Fund.

At March 31, 1999, the Company has $570,618 of cash and cash equivalents at a financial institution which is partially owned by a group controlled by Richard
M. Osborne, the Chairman and Chief Executive Officer of the Company.

8. COMMITMENTS AND CONTINGENCIES
   -----------------------------

The ownership of real estate entails environmental risks and potential liability to owners, including former owners. Environmental investigation at the Golden Cove property sold to Meridian Industrial Trust ("MIT") in 1996 indicated that soil at the property contained volatile organic compounds in concentrations that exceeded the cleanup goals typically cited by the California Regional Water Quality Control Board (the "RWQCB"). As part of the sale transaction, the Company was obligated fully to fund the remediation costs, for which it had previously accrued $140,000 in 1994. Approximately $95,000 had been expended by the Company for remediation costs through December 1997, and it does not believe that any additional costs will be incurred, but there can be no assurance to that effect. The Company may be entitled to seek contribution and indemnity for the remediation costs against other potentially responsible parties who may have caused the contamination at the property.

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

Recent Events
-------------

On May 12, 1999, the Company entered into a Formation Agreement by and between the Company, Liberty Self-Stor, Inc., a Maryland corporation and a wholly-owned subsidiary of the Company ("Liberty"), Liberty Self-Stor, Ltd., an Ohio limited liability company controlled by Richard M. Osborne (the "Ohio LLC"), Richard M. Osborne, Thomas J. Smith, Diane M. Osborne, and Retirement Management Company, an Ohio corporation controlled by Richard M. Osborne. The Formation Agreement provides for the merger of the Company with and into Liberty. The Formation Agreement also provides for the formation of a limited partnership by Liberty and the members of the Ohio LLC (namely, Mr. Osborne, Mr. Smith, Mrs. Osborne and Retirement Management Company). The newly-formed limited partnership will be LSS I Limited Partnership, a Delaware limited partnership ("LSS I"). Each member of the Ohio LLC will exchange his or her membership interests in the Ohio LLC for limited partnership interests in LSS I. Liberty will contribute cash and securities to LSS I in exchange for the general partnership interest and limited partnership interests in LSS I. As a result of the contribution, LSS I will own cash, securities, all of the interests in the Ohio LLC, which at the time of the closing will own 15 self-storage facilities, and other assets. The value of the contribution of the membership interest of the Ohio LLC will be the net asset value of the properties and other assets contributed. Liberty has filed a registration statement on Form S-4 with the Securities and Exchange Commission. The transactions are subject to the approval of the Company's shareholders and other customary terms and conditions. The Company expects the transactions to close before October 31, 1999.

Year 2000 Compliance
--------------------

The Company is continuing its efforts to assess issues related to the capability of its information systems to properly process transactions using dates beginning in the Year 2000. The Company is attempting to identify affected software and develop a plan for correcting that software in the most effective manner. Remediation of any potential issues regarding year 2000 compliance will likely include the upgrading or replacement of older software with new programs and systems, which will handle the Year 2000 and beyond. The Company anticipates that most of the necessary upgrades and replacements will be in place before mid-1999. The process of physically upgrading the software has already begun.

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

Liquidity and Capital Resources
-------------------------------

The Company's liquidity and capital resources have been dramatically changed as a result of the February 23, 1996 and August 22, 1997 asset sales and the June 1998 and March 1999 investment of approximately $2 million in short-term mortgage investments. The Company's source of near-term liquidity is its unrestricted cash, which at March 31, 1999 totaled $570,618 as compared to $600,173 at December 31, 1998, a decrease of 4.9%. These funds are expected to be adequate to satisfy the Company's overhead and operating expenses in the short term.

An annual meeting of shareholders was held on September 22, 1998, at which time a proposed plan of liquidation was defeated by shareholders and a new Board of Trustees was elected. The vote was declared official on September 28, 1998. The former Trustees created the Meridian Indemnity Trust (the "Indemnity Trust") to pay for the expenses of defending themselves against potential litigation. The Indemnity Trust was funded with $350,000 of Company funds, which along with interest is reflected as "Restricted Cash" on the Company's accompanying Balance Sheets. Current management is attempting to negotiate the release of these funds from the Indemnity Trust.

During the three months ended March 31, 1999 and 1998, the Company had no cash distributions.

Material Changes in Results of Operations
-----------------------------------------

Revenues
--------

Interest and Other Revenues were $28,114 and $35,992 in the three months ended March 31, 1999 and 1998, respectively, a decrease of $7,878, or 21.9%. The change was due primarily in the Company's average cash balances available for investment.

Expenses
--------

Legal Costs for the three months ended March 31, 1999 and 1998 were $10,580 and $9,851, respectively, an increase of 7.4%.

General and Administrative expenses were $32,686 and $92,399 in the three months ended March 31, 1999 and 1998, respectively, a decrease of $59,713, or 64.6%. The decrease was primarily due to the elimination of management fees paid to E & L and the fact that no fees were paid to trustees in the three months ended March 31, 1999.

Net Loss
--------

As a result of the factors noted above, net loss was $15,152, or $.01 per share, and $66,258, or $.02 per share, for the three months ended March 31, 1999 and 1998, respectively. The reduction was primarily due to the decrease in expenses.

Forward-Looking Statements
--------------------------

Statements that are not historical facts, including statements about the Company's confidence in its prospects and strategies and its expectations about growth, are forward-looking statements that involve risks and uncertainties. These risks and uncertainties include, but are not limited to (1) the Company's continued tax status as a REIT, (2) the Company's ability to execute its business plan involving a conversion from a self-liquidating, finite-life REIT to a perpetual-life REIT, (3) changes in general economic conditions, (4) changes in local real estate conditions, (5) the inability to generate sufficient revenues to meet operating expenses, and (6) the failure to manage growth effectively. Any investor or potential investor in the Company must consider these risks and others that are detailed in other filings by the Company with the Securities and Exchange Commission. These risks and others could cause actual results to differ materially from those in the forward-looking statements.

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

To qualify for REIT status, the Company must meet a number of highly technical organizational and operations requirements on a continuing basis. Those requirements seek to ensure, among other things, that the gross income and investments of a REIT are largely real estate related, with certain other permitted assets, that a REIT distributes substantially all its ordinary taxable income to shareholders on a current basis and that the REIT's ownership is not overly concentrated. Due to the complex nature of these rules, the limited available guidance concerning interpretation of the rules, the importance of ongoing factual determinations and the possibility of adverse changes in or interpretations of the law, administrative interpretations of the law and developments at the Company, no assurance can be given regarding the Company's qualification as a REIT for any particular year. As a result of the Company's sale of its last real estate property in August 1997, the Company's status as a REIT for 1997, 1998 and 1999 is dependent, in part, upon tax rules regarding investments by REITs in certain types of non-real estate assets. The current Board of

Trustees is reviewing with legal counsel the Company's status as a REIT for the years ended December 31, 1998 and 1997 and the three months ended March 31, 1999.

If the Company failed to qualify as a REIT for either the fiscal year ended December 31, 1998, 1997 or the three months ended March 31, 1999, it would be taxed as a regular corporation, and distributions to shareholders would not be deductible in computing the Company's taxable income. The resulting corporate tax liabilities, estimated to be approximately $170,000, could materially reduce the funds available for distribution to the Company's shareholders or for reinvestment. If the Company failed to qualify as a REIT, distributions to shareholders would no longer be required. In addition, distributions in 1997 originally treated as capital gain distributions could be recharacterized as ordinary dividend distributions to shareholders. Moreover, the Company might not be able to elect to be treated as a REIT for the four taxable years after the year during which the Company ceased to qualify as a REIT. If the Company later requalified as a REIT, it might be required to pay a full corporate-level tax on any unrealized gain associated with its assets as of the date of requalification and to make distributions equal to any earnings accumulated during the period of non-REIT status.

--------------------------------------------------------------------------------
                                    PART II:
--------------------------------------------------------------------------------
ITEM 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of the assets of the Company is subject.

Prior to the current Trustees assuming office, the Company was notified by the Nasdaq Stock Market that the Company's shares of beneficial interest, without par value (the "Shares"), would be delisted from the Nasdaq SmallCap Market, effective December 14, 1998. The Nasdaq Stock Market has taken this action because the Company does not currently meet the Nasdaq SmallCap Market's requirement that listed companies maintain a closing bid price of $1.00 or greater for ten consecutive trading days before December 14, 1998 to comply with the minimum bid price requirement. The Company appealed the potential delisting and a hearing was held on February 19, 1999. On May 6, 1999, the Company was notified of Nasdaq's determination that the Shares were delisted from the Nasdaq SmallCap Market as of May 6, 1999. The Shares will now be traded on the Over-the-Counter Bulletin Board Market of Nasdaq.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:   None.

(b)   Reports on Form 8-K:   None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 MERIDIAN POINT REALTY TRUST `83


Date:    May 17, 1999            By:    /s/ RICHARD M. OSBORNE
                                    ---------------------------------
                                    Richard M. Osborne
                                    Chairman and Chief
                                    Executive Officer
                                    (Principal Executive Officer)



Date:    May 17, 1999            By:    /s/ RONALD L. RAMER
                                    ----------------------------------
                                    Ronald L. Ramer,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)