Form 10QSB
period 1999-06-30
MERIDIAN POINT REALTY TRUST 83
filed 1999-08-10
CIK 703702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1999

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-12166

                         MERIDIAN POINT REALTY TRUST `83
        -----------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

          CALIFORNIA                                 94-6542723
-------------------------------             -----------------------------
(State or other jurisdiction of             (I.R.S. Employer I.D. Number)
incorporation or organization)

               8500 STATION STREET, SUITE 100, MENTOR, OHIO 44060
              -----------------------------------------------------
              (Address and zip code of principal executive offices)

         Issuers's telephone number, including area code: (440) 974-3770

Check whether Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

SHARES OF BENEFICIAL INTEREST OUTSTANDING AS OF AUGUST 9, 1999: 3,031,618

Transition Small Business Disclosure Format (check one): Yes [ ]    No [X]

                         Meridian Point Realty Trust '83
                         Quarterly Report on Form 10-QSB
                       For the Quarter Ended June 30, 1999



                                Table of Contents

PART I                                                                                    Page
                                                                                          ----
Item 1.    Financial Statements .......................................................      3
Item 2.    Management's Discussion and Analysis or Plan of Operation ..................     10


PART II

Item 1.    Legal Proceedings ..........................................................     14
Item 6.    Exhibits and Reports on Form 8-K ...........................................     14

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

ITEM 1.   FINANCIAL STATEMENTS

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

In the opinion of the Company's management, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

                         MERIDIAN POINT REALTY TRUST `83
                                 BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998


                         ASSETS
                         ------
                                                                       1999
                                                                     (Unaudited)        1998
                                                                     -----------        ----
ASSETS:
 Cash and cash equivalents                                          $    235,324    $    600,173
 Investment in mortgage-related assets, at market value                1,313,312       1,205,722
 Restricted cash                                                         361,408         357,728
 Other assets                                                            220,960          14,453
                                                                    ------------    ------------

         Total assets                                               $  2,131,004    $  2,178,076
                                                                    ============    ============


         LIABILITIES AND SHAREHOLDERS' EQUITY
         -------------------------------------

LIABILITIES:
 Accounts payable                                                   $    196,860    $    185,567
 Accrued liabilities                                                       7,600              --
                                                                    ------------    ------------
         Total liabilities                                               204,460         185,567

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
 Shares of beneficial interest - $1.00 stated value: authorized -
     unlimited; 3,031,618 shares issued and outstanding
     as of June 30, 1999 and December 31, 1998                         3,031,618       3,031,618
 Paid-in capital                                                      22,755,694      22,755,694
 Distributions in excess of income                                   (23,860,768)    (23,794,803)
                                                                    ------------    ------------

         Total shareholders' equity                                    1,926,544       1,992,509
                                                                    ------------    ------------

         Total liabilities and shareholders' equity                 $  2,131,004    $  2,178,076
                                                                    ============    ============


        The accompanying notes are an integral part of these statements.

                         MERIDIAN POINT REALTY TRUST `83
                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)

                                                 Three months ended            Six months ended
                                                      June 30,                      June 30,
                                                 1999           1998           1999          1998
                                                 ----           ----           ----          ----
GROSS REVENUES:
 Interest and Other                            $ 16,538       $  2,341       $ 44,652      $  38,333

OPERATING EXPENSES:
 Legal costs                                     44,022         31,062         54,602         40,913
 General and administrative, including
   amounts paid to related parties of $0,
   $49,050, $0 and $79,050, respectively         23,329         70,882         56,015        163,281
                                               --------       --------       --------      ---------

         Total expenses                          67,351        101,944        110,617        204,194
                                               --------       --------       --------      ---------

         Net loss                              $(50,813)      $(99,603)      $(65,965)     $(165,861)
                                               ========       ========       ========      =========


NET LOSS PER COMMON
   SHARE - BASIC AND DILUTED:
Net loss per common share                     $   (0.02)     $   (0.03)     $   (0.02)     $   (0.05)
                                              =========      =========      =========      =========


        The accompanying notes are an integral part of these statements.

                         MERIDIAN POINT REALTY TRUST `83
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                           1999             1998
                                                           ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $   (65,965)     $  (165,861)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
     Unrealized loss on mortgage-related assets             1,276               --
Changes in operating assets and liabilities:
 Increase in restricted cash                               (3,680)              --
 Increase in other assets                                (206,507)         (34,162)
 Increase (decrease) in accounts payable                   11,293          (92,869)
 Increase in other liabilities                              7,600               --
                                                      -----------      -----------

         Net cash used in operating activities           (255,983)        (292,892)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in mortgage-related assets                 (1,106,186)      (2,019,461)
 Return of principal from mortgage-related assets         997,320               --
                                                      -----------      -----------

         Net cash used in investing activities           (108,866)      (2,019,461)
                                                      -----------      -----------

NET DECREASE IN CASH AND EQUIVALENTS                     (364,849)      (2,312,353)

CASH AND CASH EQUIVALENTS,
 beginning of period                                      600,173        2,886,339
                                                      -----------      -----------

CASH AND CASH EQUIVALENTS,
 end of period                                        $   235,324      $   573,986
                                                      ===========      ===========


        The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS
                         MERIDIAN POINT REALTY TRUST `83
                                  JUNE 30, 1999
                                   (UNAUDITED)

1. GENERAL
   -------
Meridian Point Realty Trust `83 (the "Company") is a business trust organized under the laws of the State of California for the purpose of acquiring, operating, holding for investment and ultimately selling income-producing commercial and industrial real estate. The Company was formed as a self-liquidating/finite-life real estate investment trust ("REIT"). Under this self-liquidating policy, the Company may not invest net proceeds from sales or refinancings in additional properties. The Company was formed on June 24, 1982 and commenced operations on April 12, 1983. On February 23, 1996, the Company sold all of its real estate properties except for the Charleston Business Park. On August 22, 1997, the Company sold the Charleston property. Following the sale, the Company's assets have consisted almost entirely of cash and cash equivalents and investments in mortgage-related assets. An annual meeting of shareholders was held on September 22, 1998, for the purpose of electing trustees and approving and adopting a plan of liquidation. The proposed plan of liquidation was defeated by shareholders and a new Board of Trustees was elected. The vote was declared official on September 28, 1998.

2. USE OF ESTIMATES, RISKS AND UNCERTAINTIES
   -----------------------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

4. FAIR VALUE OF FINANCIAL INSTRUMENTS
   -----------------------------------
On June 29, 1998, March 17, 1999 and June 21, 1999, the Company purchased Real Estate Mortgage Investment Conduits ("REMICs"). The Company classified these investments as trading securities under Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, a charge of $3,884 and $1,276 for the unrealized loss on these investments has been included in the accompanying Statements of Operations for the three and six months ended June 30, 1999, respectively. Presented in the following table is a schedule of the REMICs purchased by the Company and their fair market values as of June 30, 1999.

      REMIC Series    Stated Interest Rate        Maturity     Fair Market Value
      ------------    --------------------        --------     -----------------

      FHLMC 1432 E           6.750%               01/15/06          $   85,798

      FHLMC 1472 E           6.250%               02/15/05             212,804

      FHLMC 1732 E           6.500%               12/15/17             504,043

      FNMA 1993-250-A        6.150%               09/25/16             510,667
                                                                    ----------
                                                                    $1,313,312
                                                                    ==========

5. EARNINGS PER SHARE
   ------------------
Basic earnings per share of beneficial interest is determined by dividing net loss by the weighted average number of shares of beneficial interest outstanding during the period. Weighted average number of shares outstanding was 3,031,618 for the three and six months ended June 30, 1999 and 1998. During the six months ended June 30, 1999 and 1998, the Company had no dilutive securities outstanding.

During the six months ended June 30, 1999 and 1998, the Company made no cash distributions.

6. INCOME TAXES
   ------------
The Company has previously elected to be taxed as a REIT pursuant to Section 856(c)(1) of the Code and intends to be taxed as a REIT under the Code for the fiscal year ended December 31, 1999. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to shareholders in computing the Company's taxable income. No provisions for federal or state income taxes have been made in the accompanying Statements of Operations.

To qualify for REIT status, the Company must meet a number of highly technical organizational and operations requirements on a continuing basis. Those requirements seek to ensure, among other things, that the gross income and investments of a REIT are largely real estate related, with certain other permitted assets, that a REIT distributes substantially all its ordinary taxable income to shareholders on a current basis and that the REIT's ownership is not overly concentrated. Due to the complex nature of these rules, the limited available guidance concerning interpretation of the rules, the importance of ongoing factual determinations and the possibility of adverse changes in or interpretations of the law, administrative interpretations of the law and developments at the Company, no assurance can be given regarding the Company's qualification as a REIT for any particular year. If the Company failed to qualify as a REIT, it would be taxed as a regular corporation, and distributions to shareholders would not be deductible in computing the Company's taxable income. Also, if the Company failed to qualify as a REIT, distributions to shareholders would no longer be required. Moreover, the Company might not be able to elect to be treated as a REIT for the four taxable years after the year during which the Company ceased to qualify as a REIT. If the Company later requalified as a REIT, it might be required to pay a full corporate-level tax on any unrealized gain associated with its assets as of the date of requalification and to make distributions equal to any earnings accumulated during the period of non-REIT status.

As previously reported, as a result of the Company's sale of its last real estate property in August 1997, the Company's status as a REIT for 1997 and 1998 was dependent, in part, upon tax rules regarding investments by REITs in certain types of non-real estate assets. On June 8, 1999, the Company entered into a Closing Agreement with the Internal Revenue Service in which the IRS agreed to accept the Company's tax status as a REIT for 1997 and 1998.

7. RELATED PARTIES
   ---------------
Effective February 24, 1996, the Company entered into an agreement with E&L Associates, Inc. ("E&L") under which E&L provided asset management and certain other administrative services to the Company. E&L received a monthly fee of $10,000 plus reimbursement for other expenses incurred on behalf of the Company. During the three and six month periods ended June 30, 1999 and 1998, E&L received management fees of $0, $0, $49,050 and $79,050, respectively, all of which is included in General and Administrative Costs on the accompanying Statements of Operations. E&L is a wholly-owned subsidiary of a company in which Lorraine O. Legg (the Company's former Chief Executive Officer and a former Trustee) has an ownership interest. The agreement between the Company and E & L was terminated by the current Board of Trustees on September 22, 1998.

Before leaving office, the previous Board created the Meridian Indemnity Trust (the "Trust") to pay for the expense of defending themselves against potential litigation. The Trust was funded with $350,000 of Company funds which have been reflected as "Restricted Cash" in the accompanying Balance Sheet as of June 30, 1999, along with the applicable related interest income.

In connection with the proxy solicitation by Meridian '83 Shareholders' Committee for Growth, Turkey Vulture Fund XIII, Ltd. (the"Fund"), a shareholder of the Company, incurred expenses of $102,613 which is included in Accounts Payable in the accompanying Balance Sheets as of June 30, 1999 and December 31, 1998. The Board of Trustees authorized the expense reimbursement because of the benefit to the Company of the proxy solicitation. The reimbursement is conditioned upon the authorization by the Company's shareholders of the conversion of the Company to a perpetual-life REIT through an amendment to the Declaration of Trust. Richard M. Osborne, the Company's Chairman of the Board and Chief Executive Officer, is the sole Manager of the Fund.

At June 30, 1999, the Company has $235,324 of cash and cash equivalents at a financial institution which is partially owned by a group controlled by Richard
M. Osborne, the Chairman and Chief Executive Officer of the Company.

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

Recent Events
-------------
On May 12, 1999, the Company entered into a Formation Agreement by and between the Company, Liberty Self-Stor, Inc., a Maryland corporation and a wholly-owned subsidiary of the Company ("Liberty"), Liberty Self-Stor, Ltd., an Ohio limited liability company controlled by Richard M. Osborne (the "Ohio LLC"), Richard M. Osborne, Thomas J. Smith, Diane M. Osborne, and Retirement Management Company, an Ohio corporation of which Mr. Osborne is the sole shareholder. The Formation Agreement provides for the merger of the Company with and into Liberty. The Formation Agreement also provides for the formation of an operating partnership by Liberty and the members of the Ohio LLC (namely, Mr. Osborne, Mr. Smith, Mrs. Osborne and Retirement Management Company). The newly-formed operating partnership will be LSS I Limited Partnership, a Delaware limited partnership ("LSS I"). Each member of the Ohio LLC will exchange his or her membership interests in the Ohio LLC for limited partnership interests in LSS I. Liberty will contribute cash and securities to LSS I in exchange for the general partnership interest and limited partnership interests in LSS I. As a result of the contribution, LSS I will own cash, securities, all of the interests in the Ohio LLC, which at the time of the closing will own 15 self-storage facilities, and other assets. The value of the contribution of the membership interests of the Ohio LLC will be the net asset value of the properties and other assets contributed. Liberty has filed a registration statement on Form S-4, and amendments thereto with the Securities and Exchange Commission. The transactions are subject to the approval of the Company's shareholders and other customary terms and conditions. The Company expects the transactions to close in the fourth quarter of 1999.

Year 2000 Compliance
--------------------
The Company is continuing its efforts to assess issues related to the capability of its information systems to properly process transactions using dates beginning in the Year 2000. The Company is attempting to identify affected software and develop a plan for correcting that software in the most effective manner. Remediation of any potential issues regarding year 2000 compliance will likely include the upgrading or replacement of older software with new programs and systems, which will handle the Year 2000 and beyond. The Company anticipates that most of the necessary upgrades and replacements will be in place by the beginning of the fourth quarter. The process of physically upgrading the software has already begun.

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

Liquidity and Capital Resources
-------------------------------
The Company's liquidity and capital resources have been dramatically changed as a result of the February 23, 1996 and August 22, 1997 asset sales and the June 1998, March 1999 and June 1999 investment of approximately $3.1 million in short-term mortgage investments. The Company's source of near-term liquidity is its unrestricted cash, which at June 30, 1999 totaled $235,324 as compared to $600,173 at December 31, 1998, a decrease of 60.1%. These funds are expected to be adequate to satisfy the Company's overhead and operating expenses in the short term. As discussed above in "Recent Events," the Company will seek shareholder approval of the reincorporation into a Maryland corporation, eliminating its self-liquidating policy, and the formation of LSS I to hold Liberty's real estate. Absent the consummation of these transactions, the Company will be forced to liquidate.

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

During the six months ended June 30, 1999 and 1998, the Company made no cash distributions.

Material Changes in Results of Operations
-----------------------------------------
Revenues
--------
Interest and Other Revenues were $44,652 and $38,333 in the six months ended June 30, 1999 and 1998, respectively, an increase of $6,319, or 16.5%, and $16,538 and $2,341 for the three months ended June 30, 1999 and 1998, respectively, an increase of $14,197, or 606.5%. The change was due primarily to the Company's average cash balances available for investment.

Expenses
--------
Legal Costs were $54,602 and $40,913 in the six months ended June 30, 1999 and 1998, respectively, an increase of $13,689, or 33.5%, and $44,022 and $31,062 for the three months ended June 30, 1999 and 1998, respectively, an increase of $12,960, or 41.7%.

General and Administrative expenses were $56,015 and $163,281 in the six months ended June 30, 1999 and 1998, respectively, a decrease of $107,266, or 65.7%, and $23,329 and $70,882 in the three months ended June 30, 1999 and 1998, respectively, a decrease of $47,553, or 67.1%. The decreased expenditures were due to several factors, including the elimination of management fees paid to E & L, the lack of fees paid to trustees in the six months ended June 30, 1999, and expenses related to the former Board of Trustees' evaluation of the Company's future options

Net Loss
--------
As a result of the factors noted above, net loss was $65,965 and $165,861 for the six months ended June 30, 1999 and 1998, respectively, a decrease of $99,896, or 60.2%, and $50,813 and $99,603 for the three months ended June 30, 1999 and 1998, respectively, a decrease of $48,790, or 48.9%. The reduction in net loss was due primarily to the decrease in expenses.

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

Election for REIT Status
------------------------
The Company has previously elected to be taxed as a REIT pursuant to Section 856(c)(1) of the Code and intends to be taxed as a REIT under the Code for the fiscal year ended December 31, 1999. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to shareholders in computing the Company's taxable income. No provisions for federal or state income taxes have been made in the accompanying Statements of Operations.

To qualify for REIT status, the Company must meet a number of highly technical organizational and operations requirements on a continuing basis. Those requirements seek to ensure, among other things, that the gross income and investments of a REIT are largely real estate related, with certain other permitted assets, that a REIT distributes substantially all its ordinary taxable income to shareholders on a current basis and that the REIT's ownership is not overly concentrated. Due to the complex nature of these rules, the limited available guidance concerning interpretation of the rules, the importance of ongoing factual determinations and the possibility of adverse changes in or interpretations of the law, administrative interpretations of the law and developments at the Company, no assurance can be given regarding the Company's qualification as a REIT for any particular year. If the Company failed to qualify as a REIT, it would be taxed as a regular corporation, and distributions to shareholders would not be deductible in computing the Company's taxable income. Also, if the Company failed to qualify as a REIT, distributions to shareholders would no longer be required. Moreover, the Company might not be able to elect to be treated as a REIT for the four taxable years after the year during which the Company ceased to qualify as a REIT. If the Company later requalified as a REIT, it might be required to pay a full corporate-level tax on any unrealized gain associated with its assets as of the date of requalification and to make distributions equal to any earnings accumulated during the period of non-REIT status.

As previously reported, as a result of the Company's sale of its last real estate property in August 1997, the Company's status as a REIT for 1997 and 1998 was dependent, in part, upon tax rules regarding investments by REITs in certain types of non-real estate assets. On June 8, 1999, the Company entered into a Closing Agreement with the Internal Revenue Service in which the IRS agreed to accept the Company's tax status as a REIT for 1997 and 1998.

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company is a party or to which any of the assets of the Company are subject.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:   None.

(b)   Reports on Form 8-K:  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                MERIDIAN POINT REALTY TRUST `83

Date:    August 9, 1999         By: /s/ RICHARD M. OSBORNE
                                    ----------------------------------------
                                    Richard M. Osborne
                                    Chairman and Chief
                                    Executive Officer
                                    (Principal Executive Officer)



Date:    August 9, 1999         By: /s/ RONALD L. RAMER
                                    ----------------------------------------
                                    Ronald L. Ramer,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)