Form 10QSB
period 1999-09-30
MERIDIAN POINT REALTY TRUST 83
filed 1999-11-12
CIK 703702

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ---            SECURITIES EXCHANGE ACT OF 1934

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
              (Address and zip code of principal executive offices)

         Issuers's telephone number, including area code: (440) 974-3770

Check whether Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                                      ---    ---
State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

SHARES OF BENEFICIAL INTEREST OUTSTANDING AS OF NOVEMBER 9, 1999: 3,031,618
                                                                  ---------

Transition Small Business Disclosure Format (check one): Yes [ ]   No [X]
                                                             ---      ---

                         Meridian Point Realty Trust '83
                         Quarterly Report on Form 10-QSB
                    For the Quarter Ended September 30, 1999



                                Table of Contents

PART I                                                                     Page
                                                                           ----

Item 1.           Financial Statements........................................3
Item 2.           Management's Discussion and Analysis or Plan of Operation .11


PART II

Item 1.           Legal Proceedings..........................................15
Item 6.           Exhibits and Reports on Form 8-K...........................15

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

In the opinion of the Company's management, all material adjustments of a normal recurring nature considered necessary for a fair presentation of results of operations for the interim periods have been included. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

                         MERIDIAN POINT REALTY TRUST `83
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998


                           ASSETS
                           ------
                                                                             1999
                                                                          (UNAUDITED)             1998
                                                                          -----------             ----
ASSETS:
 Cash and cash equivalents                                               $    294,495         $    600,173
 Investment in mortgage-related assets, at market value                     1,469,411            1,205,722
 Restricted cash                                                                6,400              357,728
 Other assets                                                                 261,476               14,453
                                                                         ------------         ------------

         Total assets                                                    $  2,031,782         $  2,178,076
                                                                         ============         ============


         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

LIABILITIES:
 Accounts payable                                                        $    175,179         $    185,567
 Accrued liabilities                                                            7,600                  -
                                                                         ------------         ------------
         Total liabilities                                                    182,779              185,567

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
 Shares of beneficial interest - $1.00 stated value: authorized -
     unlimited; 3,031,618 shares issued and outstanding
     as of September 30, 1999 and December 31, 1998                         3,031,618            3,031,618
 Paid-in capital                                                           22,755,694           22,755,694
 Distributions in excess of income                                        (23,938,309)         (23,794,803)
                                                                         ------------         ------------

         Total shareholders' equity                                         1,849,003            1,992,509
                                                                         ------------         ------------

         Total liabilities and shareholders' equity                      $  2,031,782         $  2,178,076
                                                                         ============         ============


        The accompanying notes are an integral part of these statements.

                         MERIDIAN POINT REALTY TRUST `83
                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                 Three months ended           Nine months ended
                                                    September 30,               September  30,
                                                1999           1998           1999           1998
                                              ---------      ---------      ---------      ---------
GROSS REVENUES:
 Interest and Other                           $  25,005      $  32,675      $  69,657      $  71,008

OPERATING EXPENSES:
 Legal costs                                     82,149        144,354        136,751        185,267
 General and administrative, including
   amounts paid to related parties of $0,
   $142,613, $0 and $202,613 respectively        20,397        409,558         76,412        572,899
                                              ---------      ---------      ---------      ---------

         Total expenses                         102,546        553,912        213,163        758,166
                                              ---------      ---------      ---------      ---------

         Net loss                             $ (77,541)     $(521,237)     $(143,506)     $(687,158)
                                              =========      =========      =========      =========


NET LOSS PER COMMON
   SHARE - BASIC AND DILUTED:
Net loss per common share                     $   (0.03)     $   (0.17)     $   (0.05)     $   (0.23)
                                              =========      =========      =========      =========


        The accompanying notes are an integral part of these statements.

                         MERIDIAN POINT REALTY TRUST `83
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                         1999             1998
                                                      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $  (143,506)     $  (687,158)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
     Unrealized loss on mortgage-related assets               333           12,573
Changes in operating assets and liabilities:
 Decrease (increase) in restricted cash                   351,328         (350,000)
Increase in other assets                                 (247,023)        (121,383)
 (Decrease) increase in accounts payable                  (10,388)           1,431
 Increase in other liabilities                              7,600              -
                                                      -----------      -----------

         Net cash used in operating activities            (41,656)      (1,144,537)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in mortgage-related assets                 (1,554,573)      (2,008,476)
 Return of principal from mortgage-related assets       1,290,551          504,878
                                                      -----------      -----------

         Net cash used in investing activities           (264,022)      (1,503,598)
                                                      -----------      -----------

NET DECREASE IN CASH AND EQUIVALENTS                     (305,678)      (2,648,135)

CASH AND CASH EQUIVALENTS,
 beginning of period                                      600,173        2,886,339
                                                      -----------      -----------

CASH AND CASH EQUIVALENTS,
 end of period                                        $   294,495      $   238,204
                                                      ===========      ===========


        The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS
                         MERIDIAN POINT REALTY TRUST `83
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

4. FAIR VALUE OF FINANCIAL INSTRUMENTS
   -----------------------------------

On June 29, 1998, March 17, 1999, June 21, 1999, July 28, 1999 and September 23,
1999, the Company purchased Real Estate Mortgage Investment Conduits ("REMICs"). The Company classified these investments as trading securities under Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Accordingly, income of $943 and a charge of $333 for the unrealized gain or loss on these investments has been included in the accompanying Statements of Operations for the three and nine months ended September 30, 1999, respectively. Presented in the following table is a schedule of the REMICs purchased by the Company and their fair market values as of September 30, 1999.


         REMIC Series     Stated Interest Rate    Maturity  Fair Market Value
         ------------     --------------------    --------  -----------------

         FHLMC 1432 E          6.750%             01/15/06     $ 27,652

         FHLMC 1472 E          6.250%             02/15/05      129,518

         FHLMC 1732 E          6.500%             12/15/17      432,291

         FNMA 1993-250-A       6.150%             09/25/16      443,911

         FHLMC 1829 A          6.100%             10/15/17      187,051

         FHLMC 1758 D          5.500%             07/15/06      248,988
                                                             ----------
                                                             $1,469,411
                                                             ==========

5. EARNINGS PER SHARE
   ------------------

Basic earnings per share of beneficial interest is determined by dividing net loss by the weighted average number of shares of beneficial interest outstanding during the period. Weighted average number of shares outstanding was 3,031,618 for the three and nine months ended September 30, 1999 and 1998. During the nine months ended September 30, 1999 and 1998, the Company had no dilutive securities outstanding.

During the nine months ended September 30, 1999 and 1998, the Company made no cash distributions.

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

As previously reported, as a result of the Company's sale of its last real estate property in August 1997, the Company's status as a REIT for 1997 and 1998 was dependent, in part, upon tax rules regarding investments by REITs in certain types of non-real estate assets. On June 8, 1999, the Company entered into a Closing Agreement with the Internal Revenue Service in which the IRS agreed to accept the Company's tax status as a REIT regarding these investments for 1997 and 1998.

7. RELATED PARTIES
   ---------------

Effective February 24, 1996, the Company entered into an agreement with E&L Associates, Inc. ("E&L") under which E&L provided asset management and certain other administrative services to the Company. E&L received a monthly fee of $10,000 plus reimbursement for other expenses incurred on behalf of the Company. During the three and nine month periods ended September 30, 1999 and 1998, E&L received management fees of $0, $40,000, $0 and $100,000, respectively, all of which is included in General and Administrative Costs on the accompanying Statements of Operations. E&L is a wholly-owned subsidiary of a company in which Lorraine O. Legg (the Company's former Chief Executive Officer, President and a former Trustee) has an ownership interest. The agreement between the Company and E&L was terminated by the current Board of Trustees on September 22, 1998.

Before leaving office, the previous Board created the Meridian Indemnity Trust (the "Trust") to pay for the expense of defending themselves against potential litigation. The Trust was funded with $350,000 of Company funds. On September 3, 1999, the Company, the current Board, Turkey Vulture Fund XIII, Ltd. (the"Fund") and the previous Board entered into a Settlement Agreement whereby the Trust released to the Company $280,898, disbursed the legal fees of the prior Board in the amount of $77,964, and withheld $6,400 of funds for the future fees of the Trust, which will remain in place until September 2002. These funds have been reflected as "Restricted Cash" in the accompanying Balance Sheet as of September 30, 1999.

In connection with the proxy solicitation by Meridian '83 Shareholders' Committee for Growth, the Fund, a shareholder of the Company, incurred expenses of $102,613 which is included in Accounts Payable in the accompanying Balance Sheets as of September 30, 1999 and December 31, 1998. The Board of Trustees authorized the expense reimbursement because of the benefit to the Company of the proxy solicitation. The reimbursement is conditioned upon the authorization by the Company's shareholders of the conversion of the Company to a perpetual-life REIT through an amendment to the Declaration of Trust. Richard
M. Osborne, the Company's Chairman of the Board and Chief Executive Officer, is the sole Manager of the Fund.

At September 30, 1999, the Company has $294,495 of cash and cash equivalents at a financial institution which is partially owned by a group controlled by Richard M. Osborne, the Chairman and Chief Executive Officer of the Company.

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

Recent Events
-------------

On May 12, 1999, the Company entered into a Formation Agreement by and between the Company, Liberty Self-Stor, Inc., a Maryland corporation and a wholly-owned subsidiary of the Company ("Liberty"), Liberty Self-Stor, Ltd., an Ohio limited liability company controlled by Richard M. Osborne (the "Ohio LLC"), Richard M. Osborne, Thomas J. Smith, Diane M. Osborne, and Retirement Management Company, an Ohio corporation of which Mr. Osborne is the sole shareholder. The Formation Agreement provides for the merger of the Company with and into Liberty. The Formation Agreement also provides for the formation of an operating partnership by Liberty and the members of the Ohio LLC (namely, Mr. Osborne, Mr. Smith, Mrs. Osborne and Retirement Management Company). The newly-formed operating partnership will be LSS I Limited Partnership, a Delaware limited partnership ("LSS I"). Each member of the Ohio LLC will exchange his, her or its membership interests in the Ohio LLC for Class A limited partnership interests in LSS I. Liberty will contribute cash and securities to LSS I in exchange for the general partnership interest and Class B limited partnership interests in LSS I. As a result of the contribution, LSS I will own cash, securities, all of the interests in the Ohio LLC, which at the time of the closing will own
15 self-storage facilities, and other assets. The value of the contribution of the membership interests of the Ohio LLC will be the net asset value of the properties and other assets contributed.

Liberty filed a registration statement on Form S-4, and amendments thereto with the Securities and Exchange Commission. The Securities and Exchange Commission declared Liberty's registration statement on Form S-4 effective on October 29, 1999. The transactions are subject to the approval of the Company's shareholders at the Special Meeting of Shareholders in lieu of the Annual Meeting of Shareholders to be held on Tuesday, December 28, 1999, and other customary terms and conditions. The Company expects the transactions to close late in the fourth quarter of 1999 or early in the first quarter of 2000.

Year 2000 Compliance
--------------------

The Company has assessed the ability of its information systems to properly process transactions using dates beginning in the Year 2000. The Company has identified affected software and developed a plan for correcting that software in the most effective manner. Remediation of any potential issues regarding Year 2000 compliance included the upgrading or replacement of older software with new programs and systems, which will handle the Year 2000 and beyond. The Company believes that the necessary upgrades and replacements have been put in place.

Because the Company's assets are in financial institutions and brokerage houses and that the current operations, and consequently its computer needs, are limited, the Company does not expect that Year 2000 compliance costs will have any material adverse effect on the Company's liquidity or ongoing results of operations. Such costs are expected to be less than $5,000. The Company expects that it will be successful in implementing its Year 2000 remediation according to the anticipated schedule and that other compliance costs will not have a material adverse effect on the Company's future liquidity or ongoing results of operations.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity and capital resources have been dramatically changed as a result of the February 23, 1996 and August 22, 1997 asset sales and the June 1998, March 1999, June 1999, July 1999 and September 1999 investments of approximately $3.5 million in short-term mortgage investments. The Company's source of near-term liquidity is its unrestricted cash, which at September 30, 1999 totaled $294,495 as compared to $600,173 at December 31, 1998, a decrease of 50.9%. These funds are expected to be adequate to satisfy the Company's overhead and operating expenses in the short term. As discussed above in "Recent Events," the Company will seek shareholder approval of the reincorporation into a Maryland corporation, eliminating its self-liquidating policy, and the formation of LSS I to acquire the Ohio LLC and hold Liberty's real estate at the December 28, 1999 Special Meeting of the Company's Shareholders. Absent the consummation of these transactions, the Company will be forced to liquidate.

An annual meeting of shareholders was held on September 22, 1998, at which time a proposed plan of liquidation was defeated by shareholders and a new Board of Trustees was elected. The vote was declared official on September 28, 1998. The former Trustees created the Meridian Indemnity Trust (the "Trust") to pay for the expenses of defending themselves against potential litigation. The Trust was funded with $350,000 of Company funds. On September 3, 1999, the Company, the current Board, the Fund and the previous Board entered into a Settlement Agreement whereby the Trust released to the Company $280,898, disbursed the legal fees of the prior Board in the amount of $77,964, and withheld $6,400 of funds for the future fees of the Trust which will remain in place until September 2002. These funds have been reflected as "Restricted Cash" in the accompanying Balance Sheet as of September 30, 1999.

During the nine months ended September 30, 1999 and 1998, the Company made no cash distributions.

Material Changes in Results of Operations
-----------------------------------------

Revenues
--------

Interest and Other Revenues were $69,657 and $71,008 in the nine months ended September 30, 1999 and 1998, respectively, a decrease of $1,351, or 1.9%, and $25,005 and $32,675 for the three months ended September 30, 1999 and 1998, respectively, a decrease of $7,670, or 23.5%. The change was due primarily to the Company's average cash balances available for investment.

Expenses
--------

Legal Costs were $136,751 and $185,267 in the nine months ended September 30, 1999 and 1998, respectively, a decrease of $48,516, or 26.2%, and $82,149 and $144,354 for the three months ended September 30, 1999 and 1998, respectively, a decrease of $62,205, or 43.1%. The decreased expenditures were due to several factors, including shareholder meeting preparation and previously reported lawsuits in 1998.

General and Administrative expenses were $76,412 and $572,899 in the nine months ended September 30, 1999 and 1998, respectively, a decrease of $496,487, or 86.7%, and $20,397 and $409,558 in the three months ended September 30, 1999 and 1998, respectively, a decrease of $389,161, or 95.0%. The decreased expenditures were due to several factors, including the elimination of management fees paid to E&L, the lack of fees paid to trustees in the nine months ended September 30, 1999, expenses related to the former Board of Trustees' evaluation of the Company's future options, D & O insurance premiums for additional coverage obtained for the former Board, and expenses in connection with the proxy solicitation by Meridian '83 Shareholders' Committee for Growth.

Net Loss
--------

As a result of the factors noted above, net loss was $143,506 and $687,158 for the nine months ended September 30, 1999 and 1998, respectively, a decrease of $543,652, or 79.1%, and $77,541 and $521,237 for the three months ended September 30, 1999 and 1998, respectively, a decrease of $443,696, or 85.1%. The reduction in net loss was due primarily to the decrease in expenses.


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

Election for REIT Status
------------------------

The Company has previously elected to be taxed as a REIT pursuant to Section 856(c)(1) of the Code and intends to be taxed as a REIT under the Code for the fiscal year ending December 31, 1999. The REIT provisions of the Code generally allow a REIT to deduct dividends paid to shareholders in computing the Company's taxable income. No provisions for federal or state income taxes have been made in the accompanying Statements of Operations.

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

As previously reported, as a result of the Company's sale of its last real estate property in August 1997, the Company's status as a REIT for 1997 and 1998 was dependent, in part, upon tax rules regarding investments by REITs in certain types of non-real estate assets. On June 8, 1999, the Company entered into a Closing Agreement with the Internal Revenue Service in which the IRS agreed to accept the Company's tax status as a REIT regarding the investments for 1997 and 1998.

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


                                MERIDIAN POINT REALTY TRUST `83

Date:  November 12, 1999        By: /s/ RICHARD M. OSBORNE
                                   ----------------------------------------
                                    Richard M. Osborne
                                    Chairman and Chief
                                    Executive Officer
                                    (Principal Executive Officer)



Date:  November 12, 1999        By: /s/ RONALD L. RAMER
                                   ----------------------------------------
                                    Ronald L. Ramer,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)